Form 10QSB
period 2001-03-30
GUIDELINE CAPITAL INC
filed 2001-06-07
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC 20549

                         FORM 10-QSB

       [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      Guideline Capital, Inc.
   (Exact name of registrant as it appears in its charter)

                            000-32127
                    (Commission File Number)

         NEVADA                           86-1004672
(State or jurisdiction of             (I.R.S. Employer
Incorporation or organization)         Identification No.)

        2100 N.E. 155th Street, Vancouver, Washington  98686
            (Address of Principal Executive Office)

                         (360) 574-4369
         Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X         No

At the end of the quarter ending March 30, 2001 there were 10,000,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                  PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

See attached Exhibit 1

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports.

Unaudited Financial Statements as of March 30, 2001.


































                        Guideline Capital, Inc.

                         FINANCIAL STATEMENTS

                            MARCH 31, 2001





































                           Guideline Capital, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET





                                     March 30, 2001    Dec. 31, 2000
                                     --------------    -------------
                                       (unaudited)


ASSETS                                  $      -          $       -
                                        =========         ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

  Liabilities                            $      -         $       -
                                         ---------        ----------

STOCKHOLDER'S EQUITY

  Common stock, $0.001 par value;
    50,000,000 shares authorized,
    10,000,000 shares issued and
    outstanding                            10,000            10,000
Additional paid-in capital                  1,000               500
Deficit accumulated during the
   development stage                      (11,000)          (10,500)
                                         ---------          --------
     Total stockholder's equity                 -                 -
                                         ---------          --------

Total liabilities and stockholder's
Equity                                   $      -           $     -
                                         =========          ========











The accompanying notes are an integral part of these financial statements.






                           Guideline Capital, Inc.
                        (A Development Stage Company)
                           STATEMENT OF OPERATIONS



                                      Three Months     August 17, 20001
                                          Ended          (inception)
                                     March 31, 2001    March 31, 2001
                                     --------------------------------
                                       (unaudited)      (unaudited)

Revenue                               $       -          $        -

General and administrative expenses         500              11,000
                                      ----------         -----------

Loss from operations before
provision for income taxes                 (500)            (11,000)

Provision for income taxes            $       -         $         -
                                      ----------        ------------

Net loss                              $    (500)        $   (11,000)
                                      ===========       ============

Net loss per share -
 basic and diluted                    $       -         $         -
                                      ===========       ============

Weighted average number of common
Shares outstanding                    10,000,000          10,000,000
                                      ===========       =============













The accompanying notes are an integral part of these financial statements.










                    Guideline Capital, Inc.
                 (A Development Stage Company)
                    STATEMENT OF CASH FLOWS




                                      Three Months     August 17, 2000
                                          Ended        (inception) to
                                     March 31, 2001    March 31, 2001
                                     --------------    ---------------
                                        (Unaudited)      (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                             $    (500)     $    (11,000)
   Stock issued for services                    -            10,000
   Expense paid by shareholder                500             1,000
                                        ----------     -------------
NET CASH USED IN OPERATING ACTIVITIES           -                 -

CASH AND CASH EQUIVALENTS -
   beginning of period                          -                 -
                                        ----------     -------------
CASH AND CASH EQUIVALENTS -
   March 31, 2001                       $       -      $          -
                                        ==========     =============


SUPPLEMENTAL INFORMATION:

During the initial period August 17, 2000 (inception) to March 31, 2001, the Company paid no cash for interest or income taxes.














The accompanying notes are an integral part of these financial statements.







                     Guideline Capital, Inc.
                  (A Development Stage Company)
               STATEMENT OF STOCKHOLDER'S EQUITY
         AUGUST 17, 2000 (INCEPTION) TO MARCH 31, 2001


                                                             Deficit
                                                             Accumulated
                                                  Additional   During the
                             Common Stock         Paid-in      Development
                          Shares       Amount     Capital      Stage            Total
                          -------------------     ----------   -----------    ---------

Balance,
 August 17, 2000                  -   $       -     $       -    $       -    $     -

Issuance of shares
 for services -
 August 17,  2000        10,000,000       10,000            -            -      10,000

Expenses paid
 by shareholder                   -            -          500            -         500

Net Loss                          -            -            -      (10,5600)   (10,500)
                         ----------   ----------   ----------    ----------    --------

Balance,
 Dec. 31, 2000           10,000,000   $   10,000   $      500    $ (10,500)    $     -

Expenses paid by
 shareholder
 (unaudited)                      -            -          500            -         500

Net Loss (unaudited)              -            -            -         (500)       (500)
                         ----------   ----------   ----------    ----------    --------

Balance,
 March 30, 2001          10,000,000    $   10,000   $   1,000    $ (11,000)    $     -
                         ==========    ==========   =========    ==========    ========






The accompanying notes are an integral part of these financial statements.






                          Guideline Capital, Inc.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001

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


Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission.
Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results of operations to be expected for the full year.






















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 7, 2001              Guideline Capital, Inc.



                                  By: /s/ Thomas R. Platfoot
                                          Thomas R. Platfoot, President