Form 10QSB
period 2001-06-30
GUIDELINE CAPITAL INC
filed 2001-08-14
CIK 1129930

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

At the end of the quarter ending June 30, 2001 there were 10,000,000 issued and outstanding shares of the registrants common stock.

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

None

Item 5.   Other Information.

During the period ended June 30, 2001, the Company issued 250,000 shares of common stock for services valued at $41,250 (unaudited).

Item 6.   Exhibits and Reports.

Unaudited Financial Statements as of June 30, 2001.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2001           Guideline Capital, Inc.





                                  By: /s/ Thomas R. Platfoot

                                          Thomas R. Platfoot, President

                             Guideline Capital, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET




                                     June 30, 2001       Dec. 31, 2000
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

STOCKHOLDER'S EQUITY

  Common stock, $0.001 par value;
    50,000,000 shares authorized,
    10,250,000 shares issued and
    outstanding                            10,250            10,000
Additional paid-in capital                 42,300               500
Deficit accumulated during the
   development stage                      (52,550)          (10,500)
                                         ---------          --------
     Total stockholder's equity                 -                 -
                                         ---------          --------

Total liabilities and stockholder's
Equity                                   $      -           $     -
                                         =========          ========





The accompanying notes are an integral part of these financial statements.

                                                 Guideline Capital, Inc.

                                             (A Development Stage Company)
                                                STATEMENT OF OPERATIONS







                                             Six Months           Three Months          August 17, 2000

                                               Ended                 Ended                (inception)
                                           June 30, 2001         June 30, 2001           June 30, 2001

                                        ------------------     ----------------         ---------------
                                            (Unaudited)          (Unaudited)              (Unaudited)




Revenue                                    $          -          $           -             $          -


General and administrative expenses              42,050                 42,450                   52,550

                                           -------------         --------------            -------------

Loss from operations before
provision for income taxes                      (42,050)               (42,450)                 (52,550)

Provision for income taxes                            -                      -                        -
                                           -------------         --------------            -------------

Net loss                                   $    (42,050)         $      (42,450)           $    (52,550)
                                           =============         ===============           =============

Net loss per share -
 basic and diluted                         $          -          $            -            $          -
                                           =============         ===============           =============

Weighted average number of common
Shares outstanding                           10,125,000              10,250,000              10,071,400
                                           =============         ===============           =============




























The accompanying notes are an integral part of these financial statements.

                             Guideline Capital, Inc.

                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                            Six Months       August 17, 2000
                                              Ended          (inception) to
                                          June 30, 2001       June 30, 2001
                                        ----------------     ---------------
                                           (Unaudited)         (Unaudited)






CASH FLOWS FROM OPERATING ACTIVITIES



   Net loss                                 $    (42,050)        $   (52,550)
   Stock issued for services                      41,250              51,250

   Expense paid by shareholder                       800               1,300
                                            -------------        ------------

NET CASH USED IN OPERATING ACTIVITIES                  -                   -



CASH AND CASH EQUIVALENTS -

   beginning of period                                 -                   -
                                            -------------        ------------


CASH AND CASH EQUIVALENTS -

   June 30, 2001                            $          -         $         -
                                            =============        ============




SUPPLEMENTAL INFORMATION:



During the initial period August 17, 2000 (inception) to June 30, 2001, the

Company paid no cash for interest or income taxes.



NON-CASH FINANCIAL ACTIVITIES:

During the period ended June 30, 2001, the Company issued 250,000 shares of common stock for services valued at $41,250 (unaudited).










The accompanying notes are an integral part of these financial statements.

                                  Guideline Capital, Inc.

                               (A Development Stage Company)

                             STATEMENT OF STOCKHOLDER'S EQUITY

                       AUGUST 17, 2000 (INCEPTION) TO JUNE 30, 2001

                                                        Deficit
                                                        Accumulated
                                           Additional   During the
                        Common Stock       Paid-in      Development
                     Shares       Amount   Capital         Stage         Total
                     -------------------   ----------   -----------    ---------

Balance,
August 17, 2000              -  $       -  $        -   $        -     $      -

Issuance of shares
 for services -
 August 17, 2000     10,000,000    10,000           -            -       10,000

Expenses paid
 by shareholder               -         -         500            -          500

Net Loss                      -         -           -      (10,500)     (10,500)
                     ----------  ---------  ----------    ----------   ---------

Balance,
 Dec. 31, 2000       10,000,000  $ 10,000   $     500    $ (10,500)    $      -

Issuance of shares
 for services -
 April 8, 2001
 (unaudited)            250,000       250      41,000            -       41,250


Expenses paid by
 shareholder
 (unaudited)                  -         -         800            -          800

Net Loss (unaudited)          -         -           -      (42,050)     (42,050)
                     -----------  --------  ----------    ---------    ---------

Balance,
 June 30, 2001
  (unaudited)        10,250,000  $ 10,250   $  42,300    $ (52,550)    $      -

                    ===========  =========  ==========   ==========    =========




The accompanying notes are an integral part of these financial statements.

                                 Guideline Capital, Inc.

                              (A Development Stage Company)

                             NOTES TO FINANCIAL STATEMENTS

                                      JUNE 30, 2001

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


Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission.
Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.