Form 10QSB
period 2001-09-30
GUIDELINE CAPITAL INC
filed 2001-11-15
CIK 1129930

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



At the end of the quarter ending September 30, 2001 there were

10,250,000 issued and outstanding shares of the registrants

common stock.




There is no active market for the registrant's securities.

                  PART I.   FINANCIAL INFORMATION




Item 1.   FINANCIAL STATEMENTS


















































                             Guideline Capital, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET




                                     Sept. 30, 2001      Dec. 31, 2000
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

                                 Guideline Capital, Inc.
                              (A Development Stage Company)
                                 STATEMENT OF OPERATIONS







                                             Nine Months         Three Months       August 17, 2000
                                               Ended                Ended           (inception)
                                           Sept. 30, 2001      Sept. 30, 2001       Sept.30, 2001

                                        ------------------     ----------------     ---------------
                                            (Unaudited)          (Unaudited)         (Unaudited)


Revenue                                    $          -          $           -        $          -


General and administrative expenses              42,050                 42,450              52,550

                                           -------------         --------------        ------------

Loss from operations before
provision for income taxes                      (42,050)               (42,450)            (52,550)

Provision for income taxes                            -                      -                   -
                                           -------------         --------------        ------------

Net loss                                   $    (42,050)         $      (42,450)       $   (52,550)
                                           =============         ===============       ============

Net loss per share -
 basic and diluted                         $          -          $            -        $         -
                                           =============         ===============       ============

Weighted average number of common
Shares outstanding                           10,125,000              10,250,000         10,071,400
                                           =============         ===============       ============









The accompanying notes are an integral part of these financial statements.

                             Guideline Capital, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                           Nine Months       August 17, 2000
                                              Ended          (inception) to
                                          Sept. 30, 2001     September 30, 2001
                                        ----------------     ------------------
                                           (Unaudited)         (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES



   Net loss                                 $    (42,050)        $   (52,550)
   Stock issued for services                      41,250              51,250
   Expense paid by shareholder                       800               1,300
                                            -------------        ------------

NET CASH USED IN OPERATING ACTIVITIES                  -                   -



CASH AND CASH EQUIVALENTS -
   beginning of period                                 -                   -
                                            -------------        ------------


CASH AND CASH EQUIVALENTS -
   September 30, 2001                       $          -        $         -
                                            =============       ============


SUPPLEMENTAL INFORMATION:

During the initial period August 17, 2000 (inception) to September 30, 2001, the Company paid no cash for interest or income taxes.



The accompanying notes are an integral part of these financial statements.

                                  Guideline Capital, Inc.
                               (A Development Stage Company)
                             STATEMENT OF STOCKHOLDER'S EQUITY
                       AUGUST 17, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

                                                        Deficit
                                                        Accumulated
                                           Additional   During the
                        Common Stock       Paid-in      Development
                     Shares       Amount   Capital         Stage         Total
                     -------------------   ----------   -----------    ---------

Balance,
August 17, 2000              -  $       -  $        -   $        -     $      -

Issuance of shares
 for services -
 August 17, 2000     10,000,000    10,000           -            -       10,000

Expenses paid
 by shareholder               -         -         500            -          500

Net Loss                      -         -           -      (10,500)     (10,500)
                     ----------  ---------  ----------    ----------   ---------
Balance,
 Dec. 31, 2000       10,000,000  $ 10,000   $     500    $ (10,500)    $      -

Issuance of shares
 for services -
 April 8, 2001
 (unaudited)            250,000       250      41,000            -       41,250

Expenses paid by
 shareholder
 (unaudited)                  -         -         800            -          800
Net Loss (unaudited)          -         -           -      (42,050)     (42,050)
                     -----------  --------  ----------    ---------    ---------
Balance,
 September 30, 2001
  (unaudited)        10,250,000  $ 10,250   $  42,300    $ (52,550)    $      -
                    ===========  =========  ==========   ==========    =========


The accompanying notes are an integral part of these financial statements.

                                 Guideline Capital, Inc.
                              (A Development Stage Company)
                             NOTES TO FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 2001

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


Interim Financial Information

The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission.
Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2000. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

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



None



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 15, 2001        Guideline Capital, Inc.


                                  By: /s/ Thomas R. Platfoot
                                          Thomas R. Platfoot, President