Form 10KSB
period 2001-12-31
GUIDELINE CAPITAL INC
filed 2002-09-16
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB
Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2001
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO N/A

                       COMMISSION FILE NUMBER:  000-32127

                            GUIDELINE CAPITAL, INC.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                86-1004672
            ------                                ----------
       STATE OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                          2100 N.E. 155th Street
                         Vancouver, Washington   98686
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

                              (360) 798-1619
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as to requirement.

As of December 31, 2001, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2001, and currently, the Registrant has outstanding 10,250,000 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001

                                     PART I

Item 1.  Description of Business........................3
Item 2.  Description of Property........................3
Item 3.  Legal Proceedings..............................3
Item 4.  Submission of matters to a Vote of
         Security Holders...............................4


                                     PART II

Item 5.  Market for Registrant's Common Equity &
         Related Stockholders' Matters..................4
Item 6.  Management's Discussion & Analysis of
         Financial Condition & Results of Operations....4
Item 7.  Financial Statements...........................7
Item 8.  Changes in and Disagreements with
         Accountants on Accounting & Financial
         Disclosure....................................7

                                    PART III

Item 9.  Directors & Executive Officers, Promoters
         & Control Persons, Compliance with
         Section 16 (a) of the Exchange Act............8
Item 10. Executive Compensation........................8
Item 11. Security Ownership of Certain Beneficial
         Owners & Management   ........................9
Item 12. Certain Relationships & Related
         Transactions..................................9
Item 13. Exhibits & Reports on Form 8-K................9

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

A.  GENERAL

Guideline Capital, Inc. (the "Company") is a Nevada corporation formed on August 17, 2000. Its principal place of business is located at 2100 N.E. 155th Street, Vancouver, Washington 98686. The Company was organized to engage in any lawful corporate business, including but not limited to, participating in mergers with and acquisitions of other companies. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

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

EMPLOYEES

     The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation. The President anticipates that the business plan of the Company can be implemented by him devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

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


                                     Holders

     At December 31, 2001, there were approximately 2 holders of record of the Company's common stock. As of December 31, 2001, there were 10,250,000 shares outstanding.

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


ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets. No detailed analysis of operations can be completed until or unless the Company commences operations.

                                Plan of Operation

The Company's plan is to seek, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation.

At this time, the Company has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of the Company, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company.
The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into a business combination.

The Company may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity
(subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that the Company may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business.
Through leveraged transactions, the Company would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquire a business, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or availability of financing for any acquisition by the Company.
During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on the Company.

The Company has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes the Company will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering.
The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a businesses. The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition. The Company also has no plans to conduct any offerings under Regulation S.


                           Forward-Looking Statements

When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, forward sounding words or phrases such as "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties and are only reasonable projections of management based upon limited current information. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

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

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

Accounting firm of Merdinger, Fruchter, Rosen and Corso, PC was replaced by Timothy L. Steers, Certified Public Accountant, LLC as filed by Form 8K on August 19, 2002, accession number 0001117768-02-000024.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

          Name                Age         Positions and Offices Held
          ----                ---         --------------------------

     Thomas R. Platfoot       49          President, Secretary, Treasurer
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to Guideline Capital, Inc., as of December 31, 2001, to be a beneficial owner of five percent (5%) or more of Guideline Capital, Inc.'s common stock, by Guideline Capital, Inc.'s directors individually, and by all of the Guideline Capital, Inc.'s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.


                 SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of      Name of              Shares                Percentage
Class         Owner                Beneficially          Ownership
                                   Owned

Common        Catherine S. Ratelle   250,000                 2%


                  SECURITY OWNERSHIP OF MANAGEMENT

Title of Class   Name of           Amount and Nature       Percent of
                 Benefial Owner    of Beneficial Owner     Class

Common           Thomas R. Platfoot      10,000,000           98%


ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

     None.


ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

(b)  EXHIBITS.

EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

3.1         Articles of Incorporation      Incorporated by reference to
                                           Exhibit 3.1 to the Registrant's
                                           Form 10-SB Registration

3.2         Bylaws                         Incorporated by reference to
                                           Exhibit 3.2 to the Registrant's
                                           Form 10-SB Registration

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2001.

                              GUIDELINE CAPITAL, INC.
                           (A Development Stage Enterprise)
                                  FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 2001 AND 2000
                      AND FOR THE YEAR ENDED DECEMBER 31, 2001
   AND FOR THE PERIOD FROM AUGUST 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2000
           AND FOR THE CUMULATIVE ACTIVITY DURING DEVELOPMENT STAGE
          FROM AUGUST 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2001
                                         WITH
                           REPORT OF INDEPENDENT AUDITOR'S












































                               TABLE OF CONTENTS


                                                             Page
Report of Independent Auditor's                                1

Financial Statements:
Balance sheets                                                2
Statements of operations                                      3
Statements of stockholders' equity                            4
Statements of cash flows                                      5
Notes to financial statements                                 6 - 8

                            REPORT OF INDEPENDENT AUDITOR'S


To the Stockholders
Guideline Capital, Inc.
(A Development Stage Enterprise)


We have audited the balance sheet of Guideline Capital, Inc.
(a development stage enterprise) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the cumulative activity during development stage from August 17, 2000 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Guideline Capital, Inc.
(a development stage enterprise) as of December 31, 2000 and for the period from August 17, 2000 (inception) through December 31, 2000, were audited by other auditors whose report dated March 15, 2001, expressed an unqualified opinion of those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the financial position of Guideline Capital, Inc. (a development stage enterprise) as of December 31, 2001 and the results of its operations and its cash flows for the year then ended and for the cumulative activity during development stage
August 17, 2000 (inception) through December 31, 2001 in accordance with U.S. generally accepted accounting principles.





August 22, 2002
Portland, OR


                                                           December 31
                                                          2001       2000
ASSETS

Current assets                                            $     -	   $     -
                                                          --------  --------
Total current assets                                            -         -

Other assets                                                    -         -
                                                           -------   -------
                                                                -         -
                                                           =======   =======

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                        $    -    $     -
                                                           -------   --------
Total current liabilities                                    -          -

Stockholders' equity (deficit):
  Common stock; $.001 par value; authorized 50,000,000
  shares; issued and outstanding 10,250,000 shares
  (10,000,000 shares in 2000)                               10,250   10,000
  Additional paid-in capital                                 42,600      500
  Deficit accumulated during development stage              (52,850) 	(10,500)
  Total stockholders' equity                                    -        -
                                                           -------  -------
                                                           $    -        -
                                                           =======  ========





See accompanying notes

                                                                   Cumulative
                                                                   activity during
                                                                   development
                                                  Period from      stage August
                                                  August 17, 2000  17, 2000
                                                  (inception)      (inception)
                                     Year ended    through         through
                                     December 31, December 31,     December 31,
                                        2001         2000             2001
                                     ----------   ---------------  --------------
Operating expenses                     $42,350     $  10,500        $ 52,850
                                       -------     ----------        --------
Net loss from operations               (42,350)      (10,500)        (52,850)

Provision for income taxes                    -            -               -
                                       ---------   ----------       ---------
Net loss                               $(42,350)    $(10,500)       $(52,850)

Net loss per share                     $  (.004)    $  (.001)       $  (.005)















See accompanying notes

                                                                Deficit
                                                                accumulated
                                                   Additional   during           Total
                                  Common stock      paid-in     development     stockholders'
                             shares         amount   capital    stage           equity (deficit)
                            -----------  ---------  ---------   ------------    ----------------
Shares issued in exchange
for services                10,000,000   $  10,000   $      -   $         -         $   10,000

Expenses paid by stockholder         -            -        500           -                 500

Net loss for the period
from August 17, 2000
(inception) through
December 31, 2000                    -            -          -     (10,500)            (10,500)
                            -----------   ----------   --------   ---------         -----------

Balance at
December 31, 2000           10,000,000        10,000        500    (10,500)                 -

Shares issued in
exchange for services          250,000           250     41,000          -             41,250

Expenses paid by
stockholder                          -             -      1,100          -              1,100

Net loss for the
year ended
December 31, 2001                    -             -          -     (42,350)          (42,350)
                           ------------   -----------   --------   ---------         ---------
Balance at
December 31, 2001           10,250,000    $   10,250    $42,600    $(52,850)         $      -
                           ===========    ===========   ========   =========         =========













See accompanying notes


                                                                   Cumulative
                                                                   activity during
                                                                   development
                                                  Period from      stage August
                                                  August 17, 2000  17, 2000
                                                  (inception)      (inception)
                                     Year ended    through         through
                                     December 31, December 31,     December 31,
                                        2001         2000             2001
                                     ----------   ---------------  --------------
Cash flows from operating activities:

Net loss                              $  (42,350)   $  (10,500)      $  (52,850)
 Adjustment to reconcile net loss
 to net cash provided by operating
 activities:
  Shares issued in exchange for
     services                             41,250        10,000           51,250

  Expenses paid by stockholder             1,100           500            1,600
                                       ----------   -----------      -----------
Net change in cash                     $       -    $        -       $        -
                                       ==========   ===========      ===========



Supplemental schedule of noncash
financing activities -
common stock issued in
exchange for services                  $  41,250    $   10,000       $  51,250
                                       =========    ==========       =========















See accompanying notes

                                 GUIDELINE CAPITAL, INC.
                             (A Development Stage Enterprise)
                               Notes to Financial Statements
                                    December 31, 2001

1.	Summary of significant accounting policies
Company: Guideline Capital, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on August 17, 2000. The
Company is currently involved with seeking a company or companies that it can acquire or with whom it can merge.

Development stage enterprise: Since inception, the Company has not commenced any formal business operations. The Company is considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

Cash equivalents: For purposes of the statement of cash flows, cash equivalents include all highly liquid investments purchased with original maturities of three months or less.

Income taxes: Income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Reporting comprehensive income (loss): The Company reports and displays comprehensive income (loss) and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income items to report for the year ended December 31, 2001 of for the period from August 17, 2000 (inception) through December 31, 2000.

Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,183,562 for the year ended December 31, 2001; 10,000,000 for the period from August 17, 2000 (inception) through December 31, 2000; and 10,133,733 for the cumulative activity during development stage August 17, 2000
(inception) through December 31, 2001.

                                  GUIDELINE CAPITAL, INC.
                             (A Development Stage Enterprise)
                               Notes to Financial Statements
                                    December 31, 2001

1.	Summary of significant accounting policies (continued)
Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 2.	Common stock
On August 17, 2000, the Company issued 10,000,000 shares of its common stock in exchange for incorporation services. Management of the Company valued the share grants at $10,000 (or $.001 per share) that represented the fair value of the services rendered at the date of issuance. The
Company recorded operating expenses totaling $10,000 during the period from August 17, 2000 (inception) through December 31, 2000 as a result of these grants.

On April 8, 2001, the Company issued 250,000 shares of its common stock in exchange for compliance services. Management of the Company valued the share grants at $41,250 (or $.165 per share) that represented the fair value of the services rendered at the date of issuance. The Company recorded operating expenses totaling $41,250 during the year ended December 31, 2001 as a result of these grants.

3.	Income taxes
      Deferred income taxes consisted of the following:
                                                          December 31
                                                         2001 	      2000
                                                       -------    --------
       Deferred tax asset:
        Net operating loss carryovers                  $  14,700  $  	3,600
         Organizational costs                              3,300         -
                                                          18,000     3,600
       Valuation allowance                               (18,000)   (3,600)
                                                       ----------  --------
        Net deferred income taxes                      $       -   $     -
                                                       ----------  --------

As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards and recovery of organization costs, management has determined that the realization of deferred tax assets is uncertain.
Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2001 and 2000.

                                   GUIDELINE CAPITAL, INC.
                             (A Development Stage Enterprise)
                               Notes to Financial Statements
                                    December 31, 2001




3.	Income taxes (continued)
Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

                                                                   Cumulative
                                                                   activity during
                                                                   development
                                                  Period from      stage August
                                                  August 17, 2000  17, 2000
                                                  (inception)      (inception)
                                     Year ended    through         through
                                     December 31, December 31,     December 31,
                                        2001         2000             2001
                                     ----------   ---------------  --------------
Tax at statutory rates               $ 	(14,400)   $   	(3,600)      $   	(18,000)
Change in deferred tax valuation
allowance                               14,400         3,600            18,000
                                     ----------   -----------      ------------
Provision for income taxes           $       -    $        -       $         -
                                     ==========   ===========      ============

The Company has approximately $43,000 in Federal net operating loss carryforwards that, if not utilized against future taxable income, expire $10,500 in 2020 and $32,500 expire in 2021.

The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal laws upon a change in ownership.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 GUIDELINE CAPITAL, INC.


Dated:  September 12, 2002         By: /s/ Thomas R. Platfoot
                                          Thomas R. Platfoot, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE


by:/s/ Thomas R. Platfoot     President, Treasurer,      September 12, 2002
       Thomas R. Platfoot     Secretary and Director


11


GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)

Notes to Financial Statements
December 31, 2001