Form 10QSB
period 2002-03-31
GUIDELINE CAPITAL INC
filed 2002-09-16
CIK 1129930

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

At the end of the quarter ending March 31, 2002 there were 10,250,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                  PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS




                             Guideline Capital, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET




                                     March 31, 2002       Dec. 31, 2001
                                     --------------      -------------
ASSETS
------
Current assets                          $      -          $       -
                                        ---------         ----------
     Total current assets                      -                  -
                                        ---------         ----------
                                        $      -          $       -
                                        =========         ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Current Liabilities                     $      -         $       -
                                        ---------        ----------
     Total current liabilities                 -                 -

STOCKHOLDER'S EQUITY (deficit):
  Common stock, $0.001 par value;
    50,000,000 shares authorized,
    10,250,000 shares issued and
    outstanding                            10,250            10,250
Additional paid-in capital                 42,600            42,600
Deficit accumulated during the
   development stage                      (52,850)          (52,850)
                                         ---------          --------
     Total stockholder's equity                 -                 -
                                         ---------          --------
                                         $      -           $     -
                                         =========          ========

See accompanying notes.

                                                 Guideline Capital, Inc.
                                             (A Development Stage Company)
                                                STATEMENT OF OPERATIONS



                                                                            Cumulative
                                                                          activity during
                                                                         development stage
                                          Three Months ended              August 17, 2000
                                              March 31                  (inception) through
                                     2002              2001               March 31, 2002
                                     ----------------------             -------------------

Operating expenses                  $      -      $    500                  $ 52,850
                                    ---------     ---------                 --------

Net income (loss) taxes                    -       (   500)                  (52,850)

Provision for income taxes                 -             -                         -
                                    ---------     ---------                 ---------

Net income (loss)                   $       -      $(   500)                $(52,850)
                                    ==========     =========                =========

Net income (loss) loss per share    $      -       $  (   -)                $  (.005)
                                    ==========     =========                =========













See accompanying notes.

                                         Guideline Capital, Inc.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS







                                                                          Cumulative
                                                                        activity during
                                                                       development stage
                                       Three Months ended              August 17, 2000
                                            March 31                  (inception) through
                                     2002              2001              March 31, 2002
                                     ----------------------           -------------------

Cash flows from operating
activities:
Net loss                              $      -   $ (   500)             $ (52,850)
Adjustment to reconcile net
  loss to net cash provided
  by operating activities:
   Shares issued in
    exchange for services                    -          -                  51,250
   Expenses paid by stockholder              -          -                   1,600
                                    -----------  ---------              ----------

Net change in cash                  $       -   $       -               $       -
                                    ==========  =========               ==========

Supplemental schedule of
 noncash financing activities -
 exchange for services              $       -   $      -                $  51,250
                                    ==========  =========               ==========













See accompanying notes.

                                   GUIDELINE CAPITAL, INC.
                             (A Development Stage Enterprise)
                              Notes to Financial Statements
                                      March 31, 2002

1.	Summary of Significant Accounting Policies
Company: Guideline Capital, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on August 17, 2000. The Company is currently involved with seeking a company or companies that it can acquire of with whom it can merge.

Development stage enterprise: Since inception, the Company has not commenced any formal business operations. The Company is considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

Interim reporting: The Company's year-end for accounting and tax purposes is December 31. The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with U.S. generally accepted accounting principles pursuant to Regulation S-B of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, the accompanying financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("SFAS 109"). Under SFAS 109, income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to

1.	Summary of Significant Accounting Policies (continued)
Income taxes (continued): be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

Net income (loss) per share: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,250,000 for the three months ended March 31, 2002; 10,000,000 for the three months ended March 31, 2001; and 10,151,182 for the cumulative period from August 17, 2000 (inception) through March 31, 2002.

2.	Income taxes
	Deferred income taxes consisted of the following:

                                               March 31,     December 31,
                                                2002           2001
       Deferred tax asset:
       Net operating loss carryovers           $ 14,900      $  3,700
       Organizational costs                       3,100             -
                                                 18,000         3,700
       Valuation allowance                      (18,000)       (3,700)

       Net deferred income taxes                $     -       $     -
                                         ========       ========

As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards and recovery of organization costs, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of March 31, 2002 and 2001.

3.	Income taxes (continued)
Reconciliation of income taxes computed at the Federal statutory rate of 34%
to the provision for income taxes is as follows:
	Cumulative
	activity during
	development
	stage August
	17, 2000
	Three months ended	(inception)
		March 31		through
		2002			2001			March 31, 2002
Tax at statutory rates	$	-	$	(200)	$	(18,000)
Change in deferred tax valuation allowance		-		200		18,000
Provision for income taxes	$	-	$	-	$	-

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

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports.

Accounting firm of Merdinger, Fruchter, Rosen and Corso, PC was replaced by Timothy L. Speers, Certified Public Accountant, LLC as filed by Form 8K on August 19, 2002, accession number 0001117768-02-000024.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 13, 2002           Guideline Capital, Inc.


                                  By: /s/ Thomas R. Platfoot
                                          Thomas R. Platfoot, President