Form 10QSB
period 2002-06-30
GUIDELINE CAPITAL INC
filed 2002-09-16
CIK 1129930

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

At the end of the quarter ending June 30, 2002 there were 10,250,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                  PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS




                             Guideline Capital, Inc.
                       (A Development Stage Company)
                               BALANCE SHEET




                                     June 30, 2002       Dec. 31, 2001
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

                                                 Guideline Capital, Inc.
                                             (A Development Stage Company)
                                                STATEMENT OF OPERATIONS



                                                                                       Cumulative
                                                                                   activity during
                                                                                  development stage
                                     Three Months ended     Six Months ended       August 17, 2000
                                           June 30                June 30        (inception) through
                                     2002          2001     2002        2001        June 30, 2002
                                     ------------------     ----------------     -------------------

Operating expenses                  $      -   $ 41,550     $      -   $  42,050     $ 52,850
                                    ---------  ---------    ---------  ----------    --------

Net income (loss) taxes                    -    (41,550)           -     (42,050)     (52,850)

Provision for income taxes                 -          -            -           -            -
                                    ---------  ---------    ---------  ----------    ---------

Net income (loss)                   $       -   $(41,550)     $     -   $ (42,050)    $(52,850)
                                    ==========  =========     ========  ==========    =========

Net income (loss) loss per share    $      -    $  (.004)     $     -   $   (.004)    $  (.005)
                                    ==========  =========     ========  ==========    =========













See accompanying notes.

                                         Guideline Capital, Inc.
                                      (A Development Stage Company)
                                         STATEMENT OF CASH FLOWS





                                                                                       Cumulative
                                                                                    activity during
                                                                                    development stage
                                     Three Months ended     Six Months ended       August 17, 2000
                                           June 30                June 30        (inception) through
                                     2002          2001     2002        2001        June 30, 2002
                                     ------------------     ----------------     -------------------

Cash flows from operating
activities:

Net loss                            $       -  $ (41,550)   $       -   $ (42,050)     $ (52,850)
Adjustment to reconcile net
  loss to net cash provided
  by operating activities:
   Shares issued in
    exchange for services                   -     41,250            -      41,250         51,250
   Expenses paid by stockholder             -        300            0         800          1,600
                                    ----------  ---------   ----------   ---------     ----------

Net change in cash                  $       -   $      -    $       -    $      -      $       -
                                    ==========  ========    ==========   =========     ==========

Supplemental schedule of
 noncash financing activities -
 exchange for services              $       -   $ 41,250    $       -    $ 41,250      $  51,250
                                    ==========  =========   ==========   =========     ==========



















See accompanying notes.

                                   GUIDELINE CAPITAL, INC.
                             (A Development Stage Enterprise)
                              Notes to Financial Statements
                                      June 30, 2002

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

Interim reporting: The Company's year-end for accounting and tax purposes is December 31. The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with U.S. generally accepted accounting principles pursuant to Regulation S-B of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, the accompanying financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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
Income taxes (continued): be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in he period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

Net income (loss) per share: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,250,000 for the three and six months ended
June 30, 2002; 10,230,337 for the three months ended June 30, 2001; 10,116,022 for the six months ended June 30, 2001; and 10,164,348 for the cumulative period from August 17, 2000 (inception) through June 30, 2002.

2.	Income taxes
	Deferred income taxes consisted of the following:
	June 30,	December 31,
		2002			2001
Deferred tax asset:
Net operating loss carryovers	$	15,200	$	14,700
Organizational costs		2,800		3,300
	18,000	18,000
Valuation allowance	18,000)	(18,000)

Net deferred income taxes	$	-	$	-

As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards and recovery of organization costs, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of June 30, 2002 and 2001.

3.	Income taxes (continued)
Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:
	Cumulative
	activity during
	development
	stage August
	17, 2000
	Three months ended	Six months ended	(inception)
		June 30			June 30		through
		2002			2001			2002			2001		June 30, 2002
Tax at statutory rates	$	-	$	(100)	$	-	$	(14,300)	$	(18,000)
Change in deferred tax
 valuation allowance		-		100		-		14,300		18,000

Provision for income taxes	$	-	$	-	$	-	$	-	$	-

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

Dated:  September 9, 2002           Guideline Capital, Inc.


                                  By: /s/ Thomas R. Platfoot
                                          Thomas R. Platfoot, President