Form 10QSB
period 2002-09-30
GUIDELINE CAPITAL INC
filed 2002-11-15
CIK 1129930

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

                  PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS




                             Guideline Capital, Inc.
                       (A Development Stage Company)
                               BALANCE SHEETS




                                     Sept. 30, 2002      Dec. 31, 2001
                                     --------------      -------------
ASSETS
------
Current assets                          $      -          $       -
                                        ---------         ----------
     Total current assets                      -                  -
                                        ---------         ----------
                                        $      -          $       -
                                        =========         ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
Current Liabilities                     $   1,250        $       -
                                        ---------        ----------
   Total current liabilities                1,250                -

STOCKHOLDER'S EQUITY (deficit):
  Common stock, $0.001 par value;
    50,000,000 shares authorized,
    10,250,000 shares issued and
    outstanding                            10,250            10,250
Additional paid-in capital                 42,600            42,600
Deficit accumulated during the
   development stage                      (54,100)          (52,850)
                                         ---------          --------
     Total stockholder's equity                 -                 -
                                         ---------          --------
                                         $      -           $     -
                                         =========          ========

See accompanying notes.

                                                 Guideline Capital, Inc.
                                             (A Development Stage Company)
                                                STATEMENTS OF OPERATIONS



                                                                                       Cumulative
                                                                                   activity during
                                                                                  development stage
                                     Three Months ended     Nine Months ended       August 17, 2000
                                        September 30          September 30        (inception) through
                                     2002          2001     2002        2001        Sept. 30, 2002
                                     ------------------     ----------------     -------------------

Operating expenses                  $  1,250   $    300     $  1,250   $  42,350     $ 54,100
                                    ---------  ---------    ---------  ----------    --------

Net income (loss) from
operations			        (1,250)   (   300)      (1,250)    (42,350)     (54,100)

Provision for income taxes                 -          -            -           -            -
                                    ---------  ---------    ---------  ----------    ---------

Net income (loss)                   $ (1,250)   $(   300)     $(1,250)  $ (42,350)    $(54,100)
                                    ==========  =========     ========  ==========    =========

Net income (loss) per share         $    (-)    $  (   -)     $    (-)  $   (.004)    $  (.005)
                                    ==========  =========     ========  ==========    =========













See accompanying notes.

                                         Guideline Capital, Inc.
                                      (A Development Stage Company)
                                         STATEMENTS OF CASH FLOWS





                                                                                       Cumulative
                                                                                    activity during
                                                                                    development stage
                                     Three Months ended     Six Months ended       August 17, 2000
                                        September 30         September 30        (inception) through
                                     2002          2001     2002        2001       Sept. 30, 2002
                                     ------------------     ----------------     -------------------

Cash flows from operating
activities:

Net loss                            $ (1,250)  $ (   300)   $  (1,250)  $ (42,350)     $ (54,100)
Adjustment to reconcile net
  loss to net cash provided
  by operating activities:
   Shares issued in
    exchange for services                   -          -            -      41,250         51,250
   Expenses paid by stockholder             -        300            -       1,100          1,600
   Changes in accounts payable         1,250           -         1,250          -          1,250
                                    ----------  ---------   ----------   ---------     ----------

Net change in cash                  $       -   $      -    $       -    $      -      $       -
                                    ==========  ========    ==========   =========     ==========

Supplemental schedule of
 noncash financing activities -
 common stock issued in
 exchange for services              $       -   $    300    $       -    $ 41,250      $  51,250
                                    ==========  =========   ==========   =========     ==========



















See accompanying notes.

                                   GUIDELINE CAPITAL, INC.
                             (A Development Stage Enterprise)
                              Notes to Financial Statements
                                    September 30, 2002

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

Interim reporting: The Company's year-end for accounting and tax purposes is December 31. The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with U.S. generally accepted accounting principles pursuant to Regulation S-B of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 2001. In the opinion of Management, the accompanying financial statements as of September 30, 2002 and for the nine months ended September 30, 2002 and 2001 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Net income (loss) per share: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,250,000 for the three months ended September
30, 2002 and 2001 and nine months ended September 30, 2001; 10,161,172 for nine months ended September 30, 2001; and 10,174,516 for the cumulative period from August 17, 2000(inception) through September 30, 2002.

2.	Income taxes
	Deferred income taxes consisted of the following:
	Sept 30,	December 31,
		2002			2001
Deferred tax asset:
Net operating loss carryovers	$	15,900	$	14,200
Organizational costs		2,500		3,700
	18,400	17,900
Valuation allowance                             (18,400)   (17,900)

Net deferred income taxes	$	-	$	-

As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards and recovery of organization costs, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of September 30, 2002 and December 31, 2001.

2.	Income taxes (continued)
Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:
	Cumulative
	activity during
	development
	stage August
	17, 2000
	Three months ended	Nine months ended	(inception)
		September 30			September 30		through
		2002			2001			2002			2001		Sept 30, 2002
Tax at statutory rates	$	(500)	$	(100)	$	(500)	$	(14,400)	$	(18,400)
Change in deferred tax
 valuation allowance		500		100		500		14,400		18,400

Provision for income taxes	$	-	$	-	$	-	$	-	$	-

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 2002           Guideline Capital, Inc.


                                  By: /s/ Thomas R. Platfoot
                                          Thomas R. Platfoot, President