Form 10KSB
period 2002-12-31
GUIDELINE CAPITAL INC
filed 2003-03-28
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

Mark One
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-32127

GUIDELINE CAPITAL, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
NEVADA	86-1004672
STATE OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

2100 N.E. 155th Street
Vancouver, Washington 98686
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

(360) 798-1619
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

As of December 31, 2002, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2002, and currently, the Registrant has outstanding 10,250,000 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.


TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2002

PART I

		Page(s)
Item 1.	Description of Business	3
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of matters to a Vote of Security Holders	3

PART II
Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	3
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	4
Item 7.	Financial Statements	5
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	6

PART III
Item 9.	Directors & Executive Officers, Promoters & Control Persons, Compliance with Section 16 (a) of the Exchange Act	6
Item 10.	Executive Compensation	6
Item 11.	Security Ownership of Certain Beneficial Owners & Management	6
Item 12.	Certain Relationships & Related Transactions	6
Item 13.	Exhibits & Reports on Form 8-K	7


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

Holders

At December 31, 2002, there were 2 holders of record of the Company's common stock. As of December 31, 2002, there were 10,250,000 shares outstanding.


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


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

ITEM 7. FINANCIAL STATEMENTS

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002 AND 2001
AND FOR THE YEARS THEN ENDED
AND FOR THE CUMULATIVE ACTIVITY DURING DEVELOPMENT STAGE
FROM AUGUST 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2002
WITH
REPORT OF INDEPENDENT AUDITOR'S


GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Contents
Page
Report of Independent Auditor's	1
Financial Statements:
Balance sheets2
Statements of operations	3
Statements of stockholders' equity	4
Statements of cash flows	5
Notes to financial statements	6 - 7

<

REPORT OF INDEPENDENT AUDITOR'S

To the Stockholders
Guideline Capital, Inc.
(A Development Stage Enterprise)

We have audited the balance sheets of Guideline Capital, Inc. (a development stage enterprise) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the cumulative activity during development stage from August 17, 2000 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guideline Capital, Inc. (a development stage enterprise) as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended and for the cumulative activity during development stage August 17, 2000 (inception) through December 31, 2002 in accordance with U.S. generally accepted accounting principles.

Timothy L Steers, CPA
March 14, 2003
Portland, OR


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Balance Sheets

	December 31,	December 31,
	2002	2001
ASSETS
Current assets	$ -	$ -
Total current assets	-	-
Other Assets	$ -	$ -
	$ - ==========	$ - =========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities	$ -	$ -
Total current liabilities	-	-
Stockholders' equity (deficit):
Common stock; $001 par value; shares authorized 50,000,000; shares issued and outstanding 10,250,000	10,250	10,250
Additional paid-in capital	44,986	42,600
Deficit accumulated during development stage	(55,236)	(52,850)
Total stockholder's equity	-	-

	$ - ==========	$ - =========

See accompanying notes


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Statement of Operations
	Years ended December 31 2002 2001		Cumulative activity during development stage August 17, 2000 through December 31, 2002
Operating expenses	$2,386	$42,350	$55,236
Net loss from operations	(2,386)	(42,350)	(55,236)
Provision for income taxes	-	-	-
Net loss	$ (2,386)	$ (42,350)	$ (55,236)
Net loss per share	$ (.000)	$ (.004)	$ (.005)

See accompanying notes


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Statement of Stockholders' Equity
August 17, 2000 (inception) through December 21, 2002
	Common stock
	shares	amount	Additional paid-in capital	Deficit accumulated during development stage	Total stockholders' equity (deficit)
Shares issued in exchange for services	10,000,000	$ 10,000	$ -	$ -	$ 10,000
Expenses paid by stockholder	-	-	500	-	500
Net loss for the period from August 17, 2000 (inception) through December 31, 2000	-	-	-	(10,500)	(10,500)
Balance at December 31, 2000	10,000,000	10,000	500	(10,500)	-
Shares issued in exchange for services	250,000	250	41,000	-	41,250
Expenses paid by stockholder	-	-	1,100	-	1,100
Net loss for the year ended December 31, 2001	-	-	-	-	-
Balance at December 31, 2001	10,250,000	10,250	42,600	(52,850)	-
Expenses paid by stockholder	-	-	2,386	-	2,386
Net loss for the year ended December 31, 2002	-	-	-	(2,386)	$ (2,386)
Balance at December 31, 2002	10,250,000	$ 10,250	$ 44,986	$ (55,236)	$ -

See accompanying notes


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Statement of Cash Flows
	Years ended December 31 2002 2001		Cumulative activity during development stage August 17, 2000 through December 31, 2002
Cash flows from operating activities:
Net loss	$ (2,386)	$ (42,350)	$ (55,236)
Adjustment to reconcile net loss to net cash provided by operating activities:
Shares issued in exchange for services	-	41,250	51,250
Expenses paid by stockholder	2,386	1,100	3,986
	$ -	$ -	$ -
Supplemental schedule of noncash financing activities - common stock issued in exchange for services	$ -	$ 41,250	$ 51,250

See accompanying notes


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Financial Statements
December 31, 2002

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

Reporting comprehensive income (loss): The Company reports and displays comprehensive income (loss) and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income items to report for the years ended December 31, 2002 and 2001 and for the period from August 17, 2000 (inception) through December 31, 2002.

Net loss per share: Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,250,000 for the year ended December 31, 2002; 10,183,562 for the year ended December 31, 2001; and 10,166,667 for the cumulative activity during development stage August 17, 2000 (inception) through December 31, 2002.

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


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Financial Statements
December 31, 2002

 3. Income taxes

Deferred income taxes consisted of the following:

December 31
2002 2001

Deferred tax asset - Start-up and organizational costs $ 21,200 $ 20,300

Valuation allowance (21,200) (20,300)

Net deferred income taxes $ - $ -

As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards and recovery of organization costs, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2002 and 2001.

Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:
	Years ended December 31 2002 2001		Cumulative activity during development stage August 17, 2000 through December 31, 2002
Tax at statutory rates	$(900)	$(14,400)	$(21,200)
Change in deferred tax valuation allowance	900	14,400	21,200
Net loss	$ -	$ -	$ -


ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

Accounting firm of Merdinger, Fruchter, Rosen and Corso, PC was replaced by Timothy L. Steers, Certified Public Accountant, LLC as filed by Form 8K on August 19, 2002, accession number 0001117768-02-000024.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:
Name	Age	Positions and Offices Held
Thomas R. Platfoot	49	President, Secretary, Treasurer and Director

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

All reports required to be filed pursuant to Section 16(a) have been filed.

ITEM 10. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to Guideline Capital, Inc., as of December 31, 2002, to be a beneficial owner of five percent (5%) or more of Guideline Capital, Inc.'s common stock, by Guideline Capital, Inc.'s directors individually, and by all of the Guideline Capital, Inc.'s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.
Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Thomas R. Platfoot	10,000,000	98%

ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.


ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

(b) EXHIBITS.
EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to 3.1 to the Registrant's Form 10-SB Registration
3.2	Bylaws	Incorporated by reference to 3.2 to the Registrant's Form 10-SB Registration

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
GUIDELINE CAPITAL, INC.
Dated: March __, 2003	By: /s/ Thomas R. Platfoot Thomas R. Platfoot, President

I, Thomas R. Platfoot, certify that:

1. I have reviewed this annual report on Form 10K-SB of Guideline Capital, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: March ____, 2003	By: /s/ Thomas R. Platfoot Thomas R. Platfoot, President

Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Thomas R. Platfoot, state and certify as follows:

The financial statements filed with the report on Form 10-KSB for the period ended December 31, 2002 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: March ____, 2003	By: /s/ Thomas R. Platfoot Thomas R. Platfoot, President