Form 10QSB
period 2003-03-31
GUIDELINE CAPITAL INC
filed 2003-05-14
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended - March 31, 2003
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from to

Guideline Capital, Inc.
(Exact name of registrant as it appears in its charter)

000-32127
Commission File Number)

NEVADA (State or jurisdiction of Incorporation or organization)	86-1004672 I.R.S. Employer Identification No.)

2100 N.E. 155th Street, Vancouver, Washington 98686
(Address of Principal Executive Office)

(360) 798-1619
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock $0.001 Par ValueIndicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending March 31, 2003 there were 10,250,000 issued and outstanding shares of the registrants common stock.There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Balance Sheets

	March 31, 2003	December 31, 2002
Assets
Current assets	$ -	$ -
Total current assets	-	-
Other assets	-	-
	$ -	$ -
LIABILITIES AND STOCHOLDERS' EQUITY
Current liabilities - accounts payable	$ 1,362	$ -
Total current liabilities	1,362	-
Stockholders' equity (deficit):
Common stock: $.001 par value; authorized 50,000,000 shares; issued and outstanding 10,250,000	10,250	10,250
Additional paid-in capital	47,347	44,986
Deficit accumulated during development stage	(58,959)	(55,236)
Total stockholders' equity	(1,362)	-
	$ -	$ -

See accompanying notes.


GUIDELINE CAPITAL, INC.

(A Development State Enterprise)

Statement of Operations
	Three months ended
	March 31, 2003	March 31, 2002	Cumulative activity during development stage August 17, 2000 (inception) through March 31, 2003
Operating Expenses	$3,723	$ -	$58,959
Net loss from operations	(3,723)	-	(58,959)
Provision for income taxes	-	-	-
Net loss	$(3,723)	$ -	$(58,959)
Net loss per share	$ (.000)	$ -	$ (.006)

See accompany notes.


GUIDELINE CAPITAL, INC.

(A Development State Enterprise)

Statement of Cash Flows
	Three months ended
	March 31, 2003	March 31, 2002	Cumulative activity during development stage August 17, 2000 (inception) through March 31, 2003
Cash flows from operating activities:
Net loss	$(3,723)	$ -	$(58,959)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued in exchange for services	-	-	51,250
Expenses paid by stockholder	2,361	-	6,347
Increase in accounts payable	$ 1,362	-	1,362
Net change in cash	$ -	$ -	$ -
Supplemental schedule of noncash financing activities - common stock issued in exchange for services	$ -	$ -	$51,250

See accompanying notes.


GUIDELINE CAPITAL, INC.

(A Development Stage Enterprise)

Notes to Financial Statements

March 31, 2003

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

Interim reporting: The Company's year-end for accounting and tax purposes is December 31. The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with U.S. generally accepted accounting principles pursuant to Regulation S-B of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 2002. In the opinion of Management, the accompanying financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Income taxes: The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities. Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

1. Summary of Significant Accounting Policies (continued)

Net income (loss) per share: Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The weighted average number of shares outstanding was 10,250,000 for the three months ended March 31, 2003 and 2002; and 10,188,759 for the cumulative period from August 17, 2000 (inception) through March 31, 2003.

Reporting comprehensive income (loss): The Company reports and displays comprehensive income (loss) and its components as separate amounts in the financial statements with the same prominence as other financial statements. Comprehensive income (loss) includes all changes in equity during the period that results from recognized transactions and other economic events other than transactions with owners. There were no comprehensive income items to report for the three months ended December 31, 2003 and 2002 and for the cumulative period from August 17, 2000 (inception) through December 31, 2003.

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

2. Income taxes

Deferred income taxes consisted of the following:

March 31, December 31,

2003 2002

Deferred tax asset - Start-up and organizational costs $ 22,500 $ 21,200

Valuation allowance (22,500) (21,200)

Net deferred income taxes $ - $ -

As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards and recovery of organization costs, management has determined that the realization of deferred tax assets is uncertain. Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of March 31, 2003 and 2002.

3. Income taxes (continued)

Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:
	Three months ended March 31 2003 2002		Cumulative activity during development stage August 17, 2000 through December 31, 2002
Tax at statutory rates	$(1,300)	$ -	$(22,500)
Change in deferred tax valuation allowance	1,300	-	22,500
Net loss	$ -	$ -	$ -

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

(b) REPORTS ON FORM 8-K. None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
GUIDELINE CAPITAL, INC.
Dated: May 14, 2003	By: /s/ Thomas R. Platfoot Thomas R. Platfoot, President

I, Thomas R. Platfoot, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB of Guideline Capital, Inc;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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
Dated: May 14, 2003	By: /s/ Thomas R. Platfoot Thomas R. Platfoot, President

Statement of Chief Executive Officer Regarding

Facts and Circumstances Relating to Exchange Act Filings

I, Thomas R. Platfoot, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: May 14, 2003	By: /s/ Thomas R. Platfoot Thomas R. Platfoot, President