Form 10QSB
period 2003-06-30
GUIDELINE CAPITAL INC
filed 2003-08-19
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                                          to

Guideline Capital, Inc.
(Exact name of registrant as it appears in its charter)

000-32127
Commission File Number)

NEVADA (State or jurisdiction of Incorporation or organization)	86-1004672 I.R.S. Employer Identification No.)

1607 N.E. 41st Avenue, Portland, Oregon 97232
(Address of Principal Executive Office)

(888) 466-5731
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:  Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.  Yes X No

At the end of the quarter ending June 30, 2003 there were 21,250,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
Assets
Goodwill	$ 101,000	$ -
	$ 101,000	$ -
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities - accounts payable	$ 100,000	$ -
Total current liabilities	100,000	-
Payable to shareholder	1,500	-
Net capital deficiency:
Common stock; $.001 par value; authorized 50,000,000 shares; issued and outstanding 21,250,000	21,250	10,250
Additional paid-in capital		42,600
Deficit accumulated during development stage	(1,362)	(52,850)
Net capital deficiency	(500)	-
	$ 101,000	$ -

See accompanying notes.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Consolidated Statement of Operations

	Three months ended June 30,		Six months ended June 30,		Cumulative activity during development stage August 17, 2000 (inception) through June 30, 2003
	2003	2002	2003	2002
Operating Expenses	$16,428	$ -	$23,151	$ -	$75,387
Net income (loss) from operations	(16,428)	-	(20,151)	-	(75,387)
Provision for income taxes	-	-	-	-	-
Net income (loss)	$(16,428)	$ -	$(20,151)	$ -	$(75,387)
Net income (loss) per share	$ (.002)	$ -	$ (.002)	$ -	$ (.007)

See accompany notes.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Consolidated Statement of Cash Flows

	Three months ended June 30,		Six months ended June 30,		Cumulative activity during development stage August 17, 2000 (inception) through June 30, 2003
	2003	2002	2003	2002
Cash flows from operating activities:
Net loss	$(16,428)	$ -	$(20,151)	$ -	$(75,387)
Adjustment to reconcile net loss to net cash provided by operating activities:
Shares issued in exchange for services	10,000	-	10,000	-	61,250
Decrease in accounts payable	(1,362)	-	-	-	-
	(7,790)	-	(10,151)	-	(14,137)
Cash flows from financing activities – expenses paid by stockholders	7,790	-	10,151	-	14,137
Net change in cash	$ -	$ -	$ -	$ -	$ -
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in exchange for services	$ 10,000	-	$ 10,000	$ -	$ 61,250
Common stock exchanged for subsidiary	$ 1,000	$ -	$ 1,000	$ -	$ 1,000

See accompanying notes.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements

June 30, 2003

1.         Summary of Significant Accounting Policies

Company:  Guideline Capital, Inc. (“Guideline” or collectively the “Company”), was incorporated under the laws of the State of Nevada on August 17, 2000.  The Company is currently involved with seeking a company or companies that it can acquire or with whom it can merge.

Basis of consolidation: The consolidated financial statements include the accounts of Guideline and its 100% owned subsidiary On Guard Systems, Inc. (“On Guard”) since its acquisition on June 23, 2003.  All intercompany accounts and transactions have been eliminated.

Development stage enterprise:  Since inception, the Company has not commenced any formal business operations.  The Company is considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Interim reporting: The Company’s year-end for accounting and tax purposes is December 31.  The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with U.S. generally accepted accounting principles pursuant to Regulation S-B of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 2002.  In the opinion of Management, the accompanying financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows.  The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Goodwill:  Goodwill represents the excess purchase price over the estimated fair value of the net assets acquired of its subsidiary.  Amortization will be computed using the straight-line method over seven years.

Impairment of long-lived assets: The Company assesses the recoverability of long-lived assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows.  The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements

June 30, 2003

1.         Summary of Significant Accounting Policies (continued)

Stock based compensation: The Company accounts for stock based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”).  SFAS 123 defines a fair value based method of accounting for stock based compensation.  However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”.  Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied.  The Company has elected to account for its stock based compensation to employees under APB 25.

Income taxes:  The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, income taxes are provided on the liability method whereby deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases and reported amounts of assets and liabilities.  Deferred tax assets and liabilities are computed using enacted tax rates expected to apply to taxable income in the periods in which temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.  The Company provides a valuation allowance for certain deferred tax assets, if it is more likely than not that the Company will not realize tax assets through future operations.

Net income (loss) per share:  Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  The weighted average number of shares outstanding was 11,105,556 for the three months ended June 30, 2003; 10,677,778 for the six months ended June 30, 2003; 10,250,000 for the three and six months ended June 30, 2002; and 10,267,670 for the cumulative period from August 17, 2000 (inception) through June 30, 2003.

Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the consolidated financial statements.  Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners.  There were no comprehensive income components to report for the three and six months ended June 30, 2003 and 2002 or for the cumulative period from August 17, 2000 (inception) through June 30, 2003.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements

June 30, 2003

1.         Summary of Significant Accounting Policies (continued)

Segment Reporting: The Company will begin to report information about operating segments and related disclosures about products and services, geographic areas and major customers under Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information” when operations begin.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

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

2.         Business combination

On June 23, 2003, Guideline acquired On Guard Systems, Inc. in a business combination accounted for as a purchase.  On Guard is entering into an agreement with a third party to acquire an interest in security equipment.  On Guard will provide state-of-the art commercial and industrial security systems worldwide.

Guideline exchanged 1,000,000 shares of its common stock plus $100,000 to be paid for all of the outstanding shares of common stock of On Guard.  Management of the Company estimated the value of the shares issued for On Guard at $1,000 ($.001 per share), which represented the par value of Guideline’s common stock.

On Guard has not yet commenced any formal operations and had no tangible assets as of the date of acquisition.  Accordingly, the entire purchase price was allocated to goodwill in the accompanying consolidated balance sheets.  A pro forma summary of consolidated financial position and results of operations as if On Guard had been acquired as of the beginning of the periods reported would not be meaningful.

3.         Payable to shareholder

During the three months ended March 31, 2003, a shareholder paid professional services on behalf of the Company.  The advance is non-interest bearing and due on demand; however, the individual has agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements

June 30, 2003

4.         Common stock

On June 23, 2002, the Board of Directors authorized the issuance of an aggregate of 10,000,000 shares of common stock of the Company in exchange for professional services.  Management of the Company estimated the value of the shares issued at $10,000 ($.001 per share), which represented the par value of Guideline’s common stock.  The Company recorded professional fees expense totaling $10,000 during the three months ended June 30, 2003 as a result of these grants.

5.         Income taxes

Deferred income taxes consisted of the following:

	June 30, 2003	December 31, 2002
Deferred tax asset – start-up and organizational costs	$ 28,100	$21,200
Valuation allowance	(28,100)	(21,200)
Net deferred income taxes	$ -	$ -

As the Company has not yet commenced formal business operations, management has determined that the recovery of the start-up and organizational costs is uncertain.  Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of June 30, 2003 and December 31, 2002.

Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,		Cumulative activity during development stage August 17, 2000 (inception) through June 30, 2003
	2003	2002	2003	2002
Tax as statutory rates	$(5,600)	$ -	$(6,900)	$ -	$(24,900)
Change in deferred tax valuation allowance	$5,600	-	6,900	-	24,900
Provision for income taxes	$ -	$ -	$ -	$ -	$ -

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements

June 30, 2003

6.         Subsequent event

On July 24, 2003, Guideline acquired The Arches Group, Inc. (the “Arches Group”) in a business combination to be accounted for as a purchase.  Arches Group owns 49% of Mar-Paul, Inc., a company who has certain marketing rights for proprietary electric energy products. Arches Group will perform marketing services under the license agreement.

Guideline exchanged 18,000,000 shares of its common stock for all of the outstanding shares of common stock of Arches Group.  Management of the Company estimated the value of the shares issued for Arches Group at $18,000 ($.001 per share), which represented the par value of Guideline’s common stock.

Also under the purchase agreement, Guideline is obligated to pay $10,000,000 cash to The Arches Group, Inc. upon successfully marketing its second License Agreement for Mar Paul technology.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATION.

Results of Operations

On June 23, 2003, the Registrant entered into an agreement with On Guard Systems, Inc. pursuant to which the Registrant acquired 100% of the issued and outstanding common stock of On Guard Systems, Inc. In exchange for the shares of On Guard Systems, the Registrant issued 11,000,000 shares of its common stock and is required to pay to On Guard Systems, Inc. the sum of $100,000 on or before July 23, 2003.

On Guard Systems, Inc is a privately held company which is in the business of providing state-of-the-art commercial and industrial security systems. On Guard Systems, Inc. will be transferring to the Registrant its interest in the ECSI security equipment developed by Electronic Controls Systems, Inc of New Jersey.

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

REPORTS ON FORM 8-K.

Refer to Form 8-K filed on July 27, 2003 and incorporated herein by this referenced.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

GUIDELINE CAPITAL, INC.
Dated: August 18, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

I, Ernest J. Wesson, certify that:

1.         I have reviewed this quarterly report on Form 10Q-SB of Guideline Capital, Inc;

2.         Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

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

Dated: August 18, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Ernest J. Wesson, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: August 18, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President