Form 10QSB/A
period 2003-06-30
GUIDELINE CAPITAL INC
filed 2003-10-22
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

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

PART I.  FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
Assets
Marketing rights	$ 100,000	$ -
	$ 100,000	$ -
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities - accounts payable	$ 100,000	$ -
Total current liabilities	100,000	-
Payable to shareholder	1,500	-
Net capital deficiency:
Common stock; $.001 par value; authorized 50,000,000 shares; issued and outstanding 21,250,000	21,250	10,250
Additional paid-in capital	53,637	42,600
Deficit accumulated during development stage	(76,387)	(55,236)
Net capital deficiency	(1,500)	-
	$ 100,000	$ -

See accompanying notes.

GUIDELINE CAPITAL, INC.

(A Development State Enterprise)

Consolidated Statement of Operations

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002	Cumulative activity during development stage August 17, 2000 (inception) through June 30, 2003
Operating Expenses	$17,426	$ -	$ 21,151	$ -	$76,387
Net income (loss) from operations	(17,428)	-	(21,151)	-	(76,387)
Provision for income taxes	-	-	-	-	-
Net income (loss)	$(17,428)	$ -	$(21,151)	$ -	$(76,387)
Net income (loss) per share	$ (.002)	$ -	$ (.002)	$ -	$ (.007)

See accompany notes.

GUIDELINE CAPITAL, INC.

(A Development State Enterprise)

Consolidated Statement of Cash Flows

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002	Cumulative activity during development stage August 17, 2000 (inception) through June 30, 2003
Cash flows from operating activities:
Net loss	$(17,428)	$ -	$(21,151)	$ -	$(76,387)
Adjustment to reconcile net loss to net cash provided by operating activities:
Shares issued in exchange for services	10,000	-	10,000	-	61,250
Decrease in accounts payable	(1,362)	-	-	-	-
	(7,790)	-	(10,151)	-	(14,137)
Cash flows from financing activities – expenses paid by stockholders	7,790	-	10,151	-	14,137
Net change in cash	$ -	$ -	$ -	$ -	$ -
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in exchange for services	$ 10,000	-	$ 10,000	$ -	$ 61,250
Common stock exchanged for subsidiary	$ 1,000	$ -	$ 1,000	$ -	$ 1,000

See accompanying notes.

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
June 30, 2003

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
(A Development Stage Enterprise)
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
(A Development Stage Enterprise)
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

2.       Business combination

On June 23, 2003, Guideline acquired On Guard Systems, Inc. in a business combination accounted for as a reverse merger.  The assets and liabilities of On Guard have been recorded at their net book value. On Guard is entering into an agreement with a third party to acquire an interest in security equipment.  On Guard will provide state-of-the art commercial and industrial security systems worldwide.

Guideline exchanged 1,000,000 shares of its common stock plus $100,000 to be paid for all of the outstanding shares of common stock of On Guard.  Management of the Company estimated the value of the shares issued for On Guard at $1,000 ($.001 per share), which represented the par value of Guideline’s common stock.

On Guard has not yet commenced any formal operations and had no tangible assets as of the date of acquisition.  Accordingly, the entire purchase price was allocated to the marketing rights in the accompanying consolidated balance sheets.  A pro forma summary of consolidated financial position and results of operations as if On Guard had been acquired as of the beginning of the periods reported would not be meaningful.

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
(A Development Stage Enterprise)
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

5.       Income taxes

          Deferred income taxes consisted of the following:

	June 30, 2003	December 31, 2002
Deferred tax asset – start-up and organizational costs	$ 28,100	$ 21,200
Valuation allowance	(28,100)	(21,200)
Net deferred income taxes	$ -	$ -

As the Company has not yet commenced formal business operations, management has determined that the recovery of the start-up and organizational costs is uncertain.  Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of June 30, 2003 and December 31, 2002.

Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002	Cumulative activity during development stage August 17, 2000 (inception) through June 30, 2003
Tax as statutory rates	$(5,600)	$ -	$(6,900)	$ -	$(24,900)
Change in deferred tax valuation allowance	$5,600	-	6,900	-	24,900
Provision for income taxes	$ -	$ -	$ -	$ -	$ -

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
June 30, 2003

6.       Subsequent event

On July 24, 2003, Guideline acquired The Arches Group, Inc. (the “Arches Group”) in a business combination to be accounted for as a reverse merger.  Arches Group owns 49% of Mar-Paul, Inc., a company who has certain marketing rights for proprietary electric energy products. Arches Group will perform marketing services under the license agreement.

Guideline exchanged 18,000,000 shares of its common stock for all of the outstanding shares of common stock of Arches Group.  Management of the Company estimated the value of the shares issued for Arches Group at $18,000 ($.001 per share), which represented the par value of Guideline’s common stock.

Also under the exchange agreement, Guideline has the right to purchase for $10,000,000 a second license for marketing electric energy products.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATION.

Results of Operations

On June 23, 2003, the Registrant entered into an agreement with On Guard Systems, Inc. pursuant to which the Registrant acquired 100% of the issued and outstanding common stock of On Guard Systems, Inc. In exchange for all of the issued and outstanding common stock of On Guard Systems, the Registrant issued 1,000,000 shares of its common stock and is required to pay to On Guard Systems, Inc. the sum of $100,000 on or before July 23, 2003.  In addition, the Registrant issued 10,000,000 shares of its common stock to certain individuals who will provide certain strategic marketing and consulting services to the Registrant in regard to the business of On Guard Systems, Inc.

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

GUIDELINE CAPITAL, INC.
Dated: October 22, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

I, Ernest J. Wesson, certify that:

1.         I have reviewed this quarterly report on Form 10Q-SB/A of Guideline Capital, Inc;

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

Dated: October 22, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Ernest J. Wesson, state and certify as follows:

The financial statements filed with the report on Form 10-QSB/A for the period ended June 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: October 22, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President