Form 10QSB
period 2003-09-30
GUIDELINE CAPITAL INC
filed 2003-11-14
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – September 30, 2003

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

(800) 482-5316
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:  Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.  Yes X No

At the end of the quarter ending September 30, 2003 there were 39,250,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
Assets
Current assets – Cash	$ 864	$ -
Marketing rights	100,000	-
	$ 100,864	$ -
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities - accounts payable	$ 106,340	$ -
Payable to related parties	6,600	-
Net capital deficiency:
Common stock; $.001 par value; authorized 50,000,000 shares; issued and outstanding 39,250,000	39,250	10,250
Additional paid-in capital	53,637	10,250
Deficit accumulated during development stage	(104,963)	(55,236)
Net capital deficiency	(12,076)	-
	$ 101,864	$ -

See accompanying notes.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Consolidated Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002	Cumulative activity during development stage August 17, 2000 (inception) through Sept. 30, 2003
Operating Expenses	$ 28,576	$ 1,250	$ 49,727	$ 1,250	$ 104,963
Net loss from operations	(28,576)	(1,250)	(49,727))	(1,250)	(104,963))
Provision for income taxes	-	-	-	-	-
Net loss	$(28,576)	$ (1,250)	$(49,727))	$ (1,250)	$(104,963)
Net loss per share	$ (.001)	$ (.000)	$ (.003)	$ (.000)	$ (.008)

See accompany notes.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Consolidated Statement of Cash Flows

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002	Cumulative activity during development stage August 17, 2000 (inception) through Sept. 30, 2003
Cash flows from operating activities:
Net loss	$(28,578)	$ 1,250	$(49,727))	$ (1,250)	$(75,387)
Adjustment to reconcile net loss to net cash provided by operating activities:
Shares issued in exchange for services	-	-	10,000	-	61,250
Shares issued in exchange for subsidiaries	18,000	-	1,000	-
Increase in accounts payable	(6,340)	1,250	6,340	1,250	-
	(4,236)	-	(14,387)	-	(14,137)
Cash flows from financing activities –
Advances from, or expenses paid on behalf of the Company directly by, related parties	5,100	-	15,251	-
Net change in cash	864	-	864	-
Cash at beginning of period	-	-	-	-	-
Cash at end of period	$ 864	$ -	$ 864	$ -	$ 864
Supplemental schedule of non-cash investing and financing activities:
Common stock issued in exchange for services	$ 10,000	-	$ 10,000	$ -	$ 61,250
Common stock exchanged for subsidiaries	$ 18,000	$ -	$ 19,000	$ -	$ 19,000

See accompanying notes.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements
September 30, 2003

1.            Summary of Significant Accounting Policies

Company:  Guideline Capital, Inc. (“Guideline” or collectively the “Company”), was incorporated under the laws of the State of Nevada on August 17, 2000.  The Company is currently involved with seeking a company or companies that it can acquire or with whom it can merge.

Basis of consolidation: The consolidated financial statements include the accounts of Guideline and its 100% owned subsidiaries On Guard Systems, Inc. (“On Guard”) since its acquisition on June 23, 2003 and The Arches Group, Inc. (the “Arches Group”) since its acquisition on July 24, 2003.  All intercompany accounts and transactions have been eliminated.

Development stage enterprise:  Since inception, the Company has not commenced any formal business operations.  The Company is considered to be in the development stage and therefore has adopted the accounting and reporting standards of Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Interim reporting: The Company’s year-end for accounting and tax purposes is December 31.  The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with U.S. generally accepted accounting principles pursuant to Regulation S-B of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 2002.  In the opinion of Management, the accompanying financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows.  The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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
September 30, 2003

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

Net loss per share:  Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares outstanding was 34,554,348 for the three months ended September 30, 2003; 18,722,527 for the nine months ended September 30, 2003; 10,250,000 for the three and nine months ended September 30, 2002; and 13,005,836 for the cumulative period from August 17, 2000 (inception) through September 30, 2003.

Reporting comprehensive income: The Company reports and displays comprehensive income and its components as separate amounts in the consolidated financial statements.  Comprehensive income includes all changes in equity during a period that results from recognized transactions and other economic events other than transactions with owners.  There were no comprehensive income components to report for the three and nine months ended September 30, 2003 and 2002 or for the cumulative period from August 17, 2000 (inception) through September 30, 2003.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements
September 30, 2003

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

2.            Business combinations

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

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements
September 30, 2003

2.            Business combinations (continued)

On Guard and the Arches Group has not yet commenced any formal operations and had no tangible assets as of the date of their acquisitions.  Accordingly, the entire purchase prices were allocated to the marketing rights in the accompanying consolidated balance sheets.  A pro forma summary of consolidated financial position and results of operations as if On Guard and the Arches Group had been acquired as of the beginning of the periods reported would not be meaningful.

3.         Payable to related parties

Since inception related parties have paid expenses on behalf of the Company.  The advances are non-interest bearing and due on demand; however, these individuals have agreed not to demand repayment until cash is available from a merger, capital stock exchange, asset acquisition, or other business combination, or from operations.

4.            Common stock

On June 23, 2002, the Board of Directors authorized the issuance of an aggregate of 10,000,000 shares of common stock of the Company in exchange for professional services.  Management of the Company estimated the value of the shares issued at $10,000 ($.001 per share), which represented the par value of Guideline’s common stock.  The Company recorded professional fees expense totaling $10,000 during the nine months ended September 30, 2003 as a result of these grants.

5.         Income taxes

            Deferred income taxes consisted of the following:

	September 30, 2003	December 31, 2002
Deferred tax asset – start-up and organizational costs	$ 35,700	$ 21,200
Valuation allowance	(35,700)	(21,200)
Net deferred income taxes	$ -	$ -

As the Company has not yet commenced formal business operations, management has determined that the recovery of the start-up and organizational costs is uncertain.  Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of September 30, 2003 and December 31, 2002.

GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements
September 30, 2003

5.         Income taxes (continued)

Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002	Cumulative activity during development stage August 17, 2000 (inception) through Sept. 30, 2003
Tax as statutory rates	$(9,700)	$ -	$(16,900)	$ -	$(24,900)
Change in deferred tax valuation allowance	$ 9,700	-	16,900	-	24,900
Provision for income taxes	$ -	$ -	$ -	$ -	$ -

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATION.

Results of Operations

On July 24, 2003, the Registrant entered into an agreement with The Arches Group, Inc. pursuant to which the Registrant acquired 18,000,000 shares being 100% of the issued and outstanding shares of The Arches Group, Inc. and all of its rights in any agreements with Dr. Marius Paul, Anna Paul and Energy Supreme, LLC. and Mar-Paul, Inc. in exchange for 18,000,000 shares of Guideline Capital, Inc and the payment of Ten Million dollars cash, due upon Guideline Capital, Inc. entering into a second licensing agreement with Mar-Paul, Inc

The Arches Group, Inc is a private Oregon corporation which acquired 49% of Mar-Paul, Inc. and has negotiated certain rights with respect to marketing electric energy produced using proprietary technologies controlled by Dr. Marius Paul, Anna Paul, Energy Supreme, LLC and Mar-Paul, Inc.

On August 29, 2003, Guideline Capital, Inc. released The Arches Group, Inc. from all of its obligations to transfer any of its rights in any agreements with Dr. Marius Paul, Anna Paul, and Energy Supreme, LLC and Mar Paul to Guideline Capital, Inc.  The purchase of 18,000,000 shares consisting of all issued and outstanding shares of the Arches Group, Inc. for 18,000,000 shares of common stock in Guideline Capital, Inc. on the 24th day of July, 2003, remains in effect.

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

REPORTS ON FORM 8-K.

Refer to Form 8-K filed on July 18, 2003, Form 8-K filed on August 11, 2003, Form 8-K/A filed on August 19, 2003, Form 8-K filed on September 30, 2003 and incorporated herein by this referenced.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

GUIDELINE CAPITAL, INC.
Dated: November 14, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

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

Dated: November 14, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Ernest J. Wesson, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended September 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: November 14, 2003	By: /s/ Ernest J. Wesson Ernest J. Wesson, President