Form 10KSB
period 2003-12-31
GUIDELINE CAPITAL INC
filed 2004-06-22
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-32127

GUIDELINE CAPITAL, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	86-1004672
STATE OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

1607 N.E. 41st Avenue, Portland, Oregon 97232
(Address of Principal Executive Office)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

(800) 482-5316
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes

Check if there is not disclosure of delinquent filers in response to Item 405 of Regulation SB is contained in this form and no disclosure will be contained, to he best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III if this Form 10-KSB or any amendment to this Form 10-KSB.

The Registrant’s revenues as of its most recent fiscal year was $-0-.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant’s common stock is not traded on any exchange nor quoted  on any other trading market.

As of December 31, 2003 the number of outstanding shares of the Registrant’s common stock was 39,250,000 shares of common stock ($.001 par value).


TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB

 PART I

		Page(s)
Item 1.	Description of Business	3
Item 2.	Description of Property	3
Item 3.	Legal Proceedings	3
Item 4.	Submission of matters to a Vote of Security Holders	3

PART II

Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	4
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	4
Item 7.	Financial Statements	6
Item 8. Item 8A	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure Controls and Disclosures	7 7

PART III


PART I.

ITEM 1.                  DESCRIPTION OF BUSINESS

GENERAL

Guideline Capital, Inc. (the "Company") is a Nevada corporation organized on August 17, 2000. The Company intends to conduct its business through two wholly-owned subsidiaries, On Guard Systems, Inc. (“On Guard”) and The Arches Group, Inc. (“ Arches Group”). The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

On July 24, 2003, the Registrant entered into an agreement with The Arches Group, pursuant to which the Registrant acquired 100% of the issued and outstanding shares of the Arches Group, Inc. and all of its rights in any agreements with Dr. Marius Paul, Anna Paul and Energy Supreme, LLC. and Mar-Paul, Inc. in exchange for 18,000,000 shares of Guideline Capital, Inc and the payment of Ten Million dollars cash, due upon the Company entering into a second licensing agreement with Mar-Paul, Inc

The Arches Group is a private Oregon corporation which acquired 49% of Mar-Paul, Inc. and has negotiated certain rights with respect to marketing electric energy produced using proprietary technologies controlled by Dr. Marius Paul, Anna Paul, Energy Supreme, LLC and Mar-Paul, Inc.

The Arches Group is a development stage business that seeks out and acquires breakthrough technologies in a variety of fields for commercial development.

On Guard is a development stage business that intends to engage in sale and installation of  security-related equipment in 16 countries pursuant to an exclusive license agreement with ECSI International, Inc (“ECSI”) . The agreement provides that On Guard shall sell and install electronic security systems designed and manufactured by ECSI, a company that is engaged in the design, manufacture and marketing of physical electronic security systems for high profile, high threat environments. ECSI has developed systems and technology that use risk, threat and video assessment with vulnerability analysis that enable them to determine and address the security needs of government facilities and business organizations.

The Company has no full time employees.

The Company maintains its executive and administrative offices at 1607 N.E. 41st Avenue, Portland, Oregon 97232.

ITEM 2.                  DESCRIPTION OF PROPERTIES

The Company has no significant assets or properties.

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


PART II

ITEM 5.                  MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
                                MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

There is no public trading market for the Company's common stock at this time. Application has been made to the  NASD for the quoting of prices for the Company’s common stock

Record Holders

At December 31, 2003, there were 31 holders of record of the Company's common stock.  As of December 31, 2003, there were 39,250,000 shares of common stock issued and outstanding.

Dividends

The Company has not declared any cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company’s Board of Directors and will depend, among other factors, on earnings and debt service requirements as well as the operating and financial condition of the Company. At the present time, the Company’s anticipated working capital requirements are such that it intends to follow a policy of retaining earnings in order to finance the development of its business. Accordingly, the Company does not anticipate or contemplate paying dividends in the foreseeable future.

Recent Sale of Unregistered Securities

The following is a description of unregistered securities sold by the Company within the last three years including the date sold, the title of the securities, the amount sold, the identity of the person who purchased the securities, the price or other consideration paid for the securities and the section of the Securities Act of 1933 under which the sale was exempt from registration as well as the factual basis for claiming the exemption.

On June 23, 2003, the Company issued 1,000,000 shares of its common stock to On Guard Systems, Inc. in consideration of the issuance by On Guard Systems, Inc of 1,000,000 shares of its common stock. In addition, as part of this transaction, the Company issued an additional 10,000,000 shares of  its common stock to thirteen other individuals.

On July 24, 2003, the Company issued 18,000,000 shares of its common stock to The Arches Group, Inc. in consideration of 18,000,000 shares of the common stock of The Arches Group, Inc.

Each of these transactions is considered exempt from the registration requirements of the Securities Act of 1933 in reliance upon the exemptions at section 4(2) and/or 4(6) of said Act. Each of the transactions was a negotiated private placement acquisition without the use of any advertising or general solicitation and all persons to whom the shares were issued were either sophisticated or accredited investors.

ITEM 6.                  PLAN OF OPERATION

As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets.  No detailed analysis of operations can be completed until or unless the Company commences operations.

On Guards Products and Services

The Company’s products and services are under license from ECSI, a company with significant experience in the security market place including many government installations.


Guideline products and service will focus on anti-terrorism and counter-terrorism technologies and services. They will be offered to airports, marine facilities, nuclear power plants, military sites, commercial buildings, correctional institutions, transportation systems, pipelines, and many other sensitive installations. The systems are designed to monitor and control security issues including perimeter intrusion detection, access control, and computer network security.

The Company will utilize a number of technologies and products depending on the goal of the customer and its security needs. Most installations will use computerized monitoring equipment of some type that is capable of providing the required feedback from closed circuit television (CCTV) systems, to provide video assessment and recording of any alarm sensor systems. This type of system is called a Intrusion Detection Monitoring System (IDMS). They are a PC based monitoring and control system used for the monitoring, control and assessment of alarm sensor systems. The IDMS utilizes only commercial off the shelf (COTS) hardware and applications software, which are configured to provide a user-friendly system for monitoring, control, and recording of alarms from a wide range of alarm sensor systems. The IDMS can be run as a standalone system, a dual redundant standalone system, a server / client system or a dual redundant client / server system depending on customer requirements.

The standalone IDMS platform consist of a Pentium PC running on a Window 95/98 or Windows NT operating system.

Other installations may feature more sophisticated technology incorporating vehicle tracking, infrared detection, alpha/numeric paging systems, and/or recognition of corporate network surveillance.

Arches Group Products and Services

The Company’s products and services will be acquiring breakthrough technologies in a variety of fields for commercial development.

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


ITEM 7.                  FINANCIAL STATEMENTS

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003 AND 2002
AND FOR THE YEARS THEN ENDED
AND FOR THE CUMULATIVE ACTIVITY DURING DEVELOPMENT STAGE
FROM AUGUST 17, 2000 (INCEPTION) THROUGH DECEMBER 31, 2003
WITH
REPORT OF INDEPENDENT AUDITOR’S


GUIDELINE CAPITAL, INC.

TABLE OF CONTENT

                                                                                                                                                                    Page(s)

Report of Independent Auditor’s                                                                                                                                                     1

Consolidated Financial Statements:

Balance sheets                                                                                                                                                                                 2

Statements of operations                                                                                                                                                                  3

Statements of stockholders’ equity (deficit)                                                                                                                                       4

Statements of cash flows                                                                                                                                                                  5

Notes to consolidated financial statements                                                                                                                                6 – 10


Timothy L. Steers, Certified Public Accountant, LLC
4380 SW Macadam Avenue, Suite 210
Portland, Oregon  97239-6404
Telephone Number:  (503) 274-6296
Facsimile Number, (503) 274-6297

REPORT OF INDEPENDENT AUDITOR’S

To the Stockholders
Guideline Capital, Inc.
(A Development Stage Enterprise)

We have audited the consolidated balance sheets of Guideline Capital, Inc. (a development stage enterprise) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative activity during development stage from August 17, 2000 (inception) through December 31, 2003.  These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Guideline Capital, Inc. (a development stage enterprise) as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended and for the cumulative activity during development stage August 17, 2000 (inception) through December 31, 2003 in accordance with U.S. generally accepted accounting principles.

March 28, 2004
Portland, OR


GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	Decmber 31 2003 2002
Assets
Current assets – Cash	$ 245	$ -
Marketing rights	100,000	-
	$ 100,245	$ -
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities - accounts payable	$ 111,142	$ -
Payable to related parties	6,600	-
Stockholders’ equity (deficit):
Common stock; $.001 par value; authorized 50,000,000 shares; issued and outstanding 39,250,000 shares in 2003 (10,250,000 shares in 2002)	39,250	10,250
Additional paid-in capital	53,637	10,250
Deficit accumulated during development stage	(110,384)	(55,236)
Total stockholders’ equity (deficit)	(17,497)	-
	$ 100,245	$ -

See accompanying notes.


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Consolidated Statement of Operations

	Years ended December 31 2003 2002		Cumulative activity during development stage August 17, 2000 (inception) through Dec. 31, 2003
Operating Expenses	$ 55,148	$ 2,286	$ 110,384
Net loss from operations	(55,148)	(2,386)	(110,384)
Provision for income taxes	-	-	-
Net loss	$(55,148)	$ (2,386)	$(110,384)
Net loss per share	$ (.002)	$ (.000)	$ (.008)

See accompany notes.


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Consolidated Statement of Stockholders’ Equity (Deficit)
Years ended December 31, 2003 and 2002

	Common Stock shares amount		Additional paid-in capital	Deficit accumulated during development stage	Total stockholders’ equity (deficit)
Balance at January 1, 2002	10,250,000	$ 10,250	$ 42,600	$ (52,850)	$ -
Expenses paid by stockholder	-	-	2,386	-	2,386
Net loss	-	-	-	(2,386)	(2,386)
Balance at December 31, 2002	10,250,000	10,250	44,986	(55,236)	-
Expenses paid by stockholder	-	-	8,651	-	8,651
Common stock issued in exchange for services	10,000,000	10,000	-	-	10,000
Common stock issued in exchange for subsidiaries	19,000,000	19,000	-	-	19,000
Net loss	-	-	-	(55,148)	(55,148)
Balance at December 31, 2003	39,250,000 ========	$ 39,250 =======	$ 53,637 =======	$ (110,384) ========	$ (17,497) ========

See accompanying notes.


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)

Consolidated Statement of Cash Flows

	Years ended December 31 2003 2002		Cumulative activity during development stage August 17, 2000 (inception) through Dec. 31, 2003
Cash flows from operating activities:
Net loss	$(55,148)	$ (2,386)	$(110,384))
Adjustment to reconcile net loss to net cash provided by operating activities:
Shares issued in exchange for services	10,000	-	61,250
Negative goodwill	19,000	-	19,000
Increase in accounts payable	11,142	-	11,142
	(15,006)	(2,386)	(18,992)
Cash flows from financing activities –
Expenses paid by stockholder	8,651	2,386	12,637
Advances from related parties	6,600	-	6,600
	15,251	2,386	19,237
Cash at end of period	$ 864	$ -	$ 245
Supplemental disclosure of noncash investing and financing activities -
Common stock exchanged for subsidiaries	$ 19,000	$ -	$ 19,000

See accompanying notes.


GUIDELINE CAPITAL, INC
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003

1.             Summary of significant accounting policies

Company:  Guideline Capital, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on August 17, 2000.  The Company is currently involved with seeking a company or companies that it can acquire or with whom it can merge.

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

Marketing rights:  Marketing rights consist of a license to marketing electric energy products and will be amortized on the straight-line method over the estimated useful life of the rights when marketing activities begin.

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

Stock options and warrants:  The Company accounts for stock based compensation to employees using the intrinsic method of accounting.  The Company discloses pro forma net income and earnings per share as if the fair value method of accounting for stock based compensation to employees had been applied.

During 2003, the Company adopted SFAS 148 that amended SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amended the disclosure provisions of SFAS 123 requiring prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation.  SFAS 148 also amended APB 28, “Interim Financial Reporting”, to require disclosure about those effects in interim


GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003

1.             Summary of significant accounting policies

Stock options and warrants (continued):  financial information.  The adoption of SFAS 148 had no effect on the Company's financial position or results of operations.

The Company accounts for stock options and warrants issued to non-employees for services using the fair value method of accounting.

Income taxes:  The Company files a consolidated tax return that includes Guideline and On Guard.  The Arches Group files a separate tax return.  The consolidated tax liability of Guideline and On Guard, determined without taking credits into account, is allocated based on each company’s contribution to consolidated taxable income.  Tax credits are allocated to Guideline and On Guard on a pro rata basis equal to each company’s contribution to the consolidated tax credits determined to be available each year.

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

Net loss per share:  Net loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the period.  The weighted average number of shares outstanding was 23,976,027 for the year ended December 31, 2003; 10,250,000 for the year ended December 31, 2002; and 14,269,075 for the cumulative activity during development stage August 17, 2000 (inception) through December 31, 2003.

Reporting comprehensive income (loss): The Company reports and displays comprehensive income (loss) and its components as separate amounts in the financial statements with the same prominence as other financial statements.  Comprehensive income (loss) includes all changes in equity during the year that results from recognized transactions and other economic events other than transactions with owners.  There were no comprehensive income items to report for the years ended December 31, 2003 and 2002 and for the period from August 17, 2000 (inception) through December 31, 2003.


GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003

1.             Summary of significant accounting policies

Segment Reporting: The Company will begin to report information about operating segments and related disclosures about products and services, geographic areas and major customers when operations begin.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

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

2.             Business combinations

On June 23, 2003, Guideline acquired On Guard Systems, Inc. in a business combination accounted for as a reverse merger.  The assets and liabilities of On Guard have been recorded at their net book value. On Guard is entering into an agreement with a third party to acquire an interest in security systems.  On Guard will provide state-of-the art commercial and industrial security systems worldwide.

Guideline exchanged 1,000,000 shares of its common stock plus $100,000 to be paid for all of the outstanding shares of common stock of On Guard.  Management of the Company estimated the value of the shares issued for On Guard at $1,000 ($.001 per share) that represented the par value of Guideline’s common stock.  The Company recognized negative goodwill of $1,000 during the year ended December 31, 2003 as a result of the transaction.

On July 24, 2003, Guideline acquired The Arches Group, Inc. (the “Arches Group”) in a business combination to be accounted for as a reverse merger.  Arches Group owns 49% of Mar-Paul, Inc., a company who has certain marketing rights for proprietary electric energy products. Arches Group will perform marketing services under the license agreement.

Guideline exchanged 18,000,000 shares of its common stock for all of the outstanding shares of common stock of Arches Group.  Management of the Company estimated the value of the shares issued for Arches Group at $18,000 ($.001 per share) that represented the par value of Guideline’s common stock.  The Company recognized negative goodwill of $18,000 during the year ended December 31, 2003 as a result of the transaction.


GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003

2.             Business combinations (continued)

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

4.             Common stock

On June 23, 2003, the Board of Directors authorized the issuance of an aggregate of 10,000,000 shares of common stock of the Company in exchange for professional services.  Management of the Company estimated the value of the shares issued at $10,000 ($.001 per share) that represented the par value of Guideline’s common stock.  The Company recorded professional fees expense totaling $10,000 during the year ended December 31, 2003 as a result of this exchange.

Income taxes
Deferred income taxes consisted of the following:

	December 31 2003 2002
Deferred tax asset – start-up and organizational costs	$ 37,500	$ 21,200
Valuation allowance	(37,500)	(21,200)
Net deferred income taxes	$ -	$ -

As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carryforwards and recovery of organization costs, management has determined that the realization of deferred tax assets is uncertain.  Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2003 and 2002.


GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003

5.             Income taxes (continued)

Reconciliation of income taxes computed at the Federal statutory rate of 34% to the provision for income taxes is as follows:

	Year ended December 31 2003 2002		Cumulative activity during development stage August 17, 2000 (inception) through Dec. 31, 2003
Tax as statutory rates	$(18,800))	$ (900)	$(27,500)
Change in deferred tax valuation allowance	18,800	900	37,500
Provision for income taxes	$ -	$ -	$ -

The Company has approximately $110,000 in Federal net operating losses that, if not utilized, expire through 2023.

The utilization of the net operating loss carryforwards could be limited due to restrictions imposed under Federal tax laws upon a change in ownership.  The amount of the limitation, if any, has not been determined at this time.  A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As a result of the Company’s continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of deferred tax assets is uncertain.  Accordingly, a valuation allowance equal to the net deferred tax asset amount has been recorded as of December 31, 2003 and 2002.


ITEM 8.                  CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING &
                                FINANCIAL DISCLOSURE

Accounting firm of Merdinger, Fruchter, Rosen and Corso, PC was replaced by Timothy L. Steers, Certified Public Accountant, LLC on August 19, 2002. During its most recent two fiscal years or any later interim period, the Company has  had no disagreements with its certifying accountants on accounting or financial disclosures.

ITEM 8A.              CONTROLS AND PROCEDURES

The Company carried out an evaluation of the design and operation of its disclosure controls and procedures. Based on this evaluation, our President and CEO concluded that the disclosure controls and procedures are effective for gathering, analyzing and disclosing information the Company is required to disclose in reports filed under the Securities Exchange Act of 1934 within the time periods specified in the SEC rules and forms.

PART III

ITEM 9.                  DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Officers of the Company are as follows:

Name

Age

		Positions and Offices Held
Ernest Joseph Wesson	70	President and Director
John Brownlee-Baker	67	Secretary and Director
William T. Wickett	64	Treasurer and Director

Ernest J. Wesson, President.  Born in Toronto, Ontario in 1934 and attended De La Salle College High School; Graduated with Bachelor of Arts (Honors) degree from the University of Toronto, Ontario, Canada in 1958; Entered the Canadian Army on graduation (ROTC) in 1958; Served in Sinai Desert, as Reconnaissance Platoon Commander with the United Nations Emergency Force from February, 1959 to February, 1960; Served in various military positions in Canada and attended Staff College, until assigned in 1969 to 1st British Corps, Northern Army Group, NATO in the Senior G-3 position; Returned to Canada in 1971 and was assigned as an instructor and course commander of Field Grade Officer training at the Combat Arms School; In 1974 appointed as Canadian Liaison Officer to the United States Marine Corps at the Combat Development Center in Quantico, Virginia; Returned to Canada in 1977 and became Senior Administrative Officer to the Canadian Forces Reserves in Vancouver, British Columbia; Retired from the military in 1980 to become an investment advisor with a Vancouver brokerage firm; In 1982 enrolled in the Canadian Army Reserves and commanded an armored reconnaissance regiment until final retirement in 1989; In 1988, took a position with another Vancouver brokerage firm to explore Far East investment opportunities; In 2001, retired from retail investment activities.

John Brownlee-Baker, Secretary.  Born in England in 1942, John joined the British Army at age 15, and served with the Royal Artillery at home and abroad until reaching the rank of Warrant Officer 1st Class, the highest Non-commissioned rank in the British Army .He completed a course in Industrial Engineering before immigrating to Canada in 1978.  He worked in Industrial Engineering and as a work study analyst for Crane Canada and Farranti-Packard (Transformers) Ltd and accepted some consulting projects until 1989 when he completed his Bachelor of Business Administration at Simon Fraser University.  In 1995, he completed his Master of Business Administration in International Management and became Instructor, Business Administration at Capilano College in Vancouver. He is Vice-Chair of the Department and Student Affairs Advisor, and he has also served as project manager and liaison officer for a number of international initiatives on behalf of the College.  On arrival in Canada, he was commissioned as an officer in the Canadian Army Reserves and served in various regimental appointments with his Regiment in Vancouver. He was promoted to Lieutenant-Colonel and became Commanding Officer. He subsequently served as the senior officer in charge of training establishments in Western Canada.


William T. Wickett, Treasurer.  Born in Vancouver BC Canada in 1937 , attended Kitsilano High School and graduated from Vancouver Community College in 1978.  Enrolled in the Canadian Army Reserves in 1953 and served with the 15th Field Artillery Regiment, becoming an officer in 1960 and serving in various Regimental positions until 1973 when he was promoted to Lieutenant-Colonel and appointed Commanding Officer of the Regiment.  He held senior administrative and training appointments in the Area Headquarters until 1978 when he became the Commander of the Victoria Militia District. He subsequently was promoted to Brigadier General and served as the Commander of the Reserves in British Columbia.  He has remained active in support of the military in Canada, serving as President of the Royal Canadian Artillery Association and as an officer in the Royal United Services Institute in Vancouver.  He was recognized for his dedication and support and was appointed by the Minister of National Defense to the role of Honorary Colonel of the 15th Field Artillery Regiment, which entails considerable liaison between all levels of the Defense structure.  In his civilian life he became an administrative officer in municipal affairs with the City of Vancouver. In 1980 he entered the Life Insurance field, moving steadily through various levels of expertise, becoming Life Marketing Manager for Commercial Union Life Assurance Company (CU).  He is a member of the Vancouver Chapter of Chartered Life Underwriters and Chartered Financial Consultants. He is now an independent Financial Planner and teaches courses for the industry in semi-retirement.

The Company’s Bylaws currently authorize up to 3 directors. Each director is elected for one year at the annual meeting of stockholders and serves until the next annual meeting or until a successor is duly elected and qualified. Executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and executive officers.

Code of Ethics

Effective as of January 1, 2004, the Board of Directors adopted a Code of Ethics for Senior Financial Officers. The Code of Ethics was adopted pursuant to the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission thereunder. A copy of the Code of Ethics will be made available upon request at no charge. Requests should be directed in writing to the Company at 1600 N.E. 41st Ave., Portland, OR 97232.

ITEM 10.                EXECUTIVE COMPENSATION

During the last fiscal year, the Company’s officers and directors did not receive any salary, wage or other compensation. During the current fiscal year, the Company has no present plans to pay compensation to its officers and directors.

ITEM 11.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS &
                                MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth each person known the Company, as of December 31, 2003, to be a beneficial owner of five percent (5%) or more its common stock, by directors individually, and by all directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.


Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Mona Qamar	4,300,000 direct	11%
Common Common Common Common All officers and directors as a group (3 persons) * Less than one percent	Thomas R. Platfoot Ernest J. Wesson John Brownlee-Baker William T. Wickett	12,500,000 direct 100,000 50,000 50,000 200,000	25% * * * *

ITEM 12.                CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

There are no relationships or transactions to be reported.

ITEM 13.                EXHIBITS AND REPORTS ON FROM 8-K

(a)           EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION
3.1 3.2 10.1 10.2 31 32 * Incorporated by reference

Articles of Incorporation*

Bylaws*

Agreement between Guideline Capital, Inc. and On Guard Systems, Inc. dated June23, 2003*

Agreement between Guideline Capital, Inc. and The Arches Group, Inc dated July 24, 2003*

Rule 15d-14(a) Certification

Rule 1350 Certification

REPORTS ON FORM 8-K.  The following Form 8-K reports were filed during the year ending December 31, 2003 (are hereby incorporated by this reference):

October 22, 2003                  Item 1.    Changes in Control of Registrant;
                                              Item 2.    Acquisition or Disposition of Assets;
                                              Item 6.    Resignation of Registrant’s Directors;
                                              Item 7.    Financial Statements, Pro Form Financial Information and Exhibits.

September 30, 2003              Item 5. Other Events and Required FD Disclosures

August 19, 2003                   Item 2. Acquisition or Disposition of Assets

August 11, 2003                   Item 2. Acquisition or Disposition of Assets.

July 18, 2003                        Item 1. Changes in Control of Registrant;
                                             Item 2. Acquisition or Disposition of Assets;
                                             Item 6. Resignations of Registrant’s of Directors


                                                                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

GUIDELINE CAPITAL, INC.
Dated: June 21, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

I, Ernest J. Wesson, certify that:

1.             I have reviewed this annual report on Form 10K-SB of Guideline Capital, Inc;

2.             Based on my kno0wledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

Dated: June 21, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Ernest J. Wesson, state and certify as follows:

The financial statements filed with the report on Form 10-KSB for the period ended December 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: June 21, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President