Form 10QSB
period 2004-03-31
GUIDELINE CAPITAL INC
filed 2004-06-25
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended – March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.  Yes X No

At the end of the quarter ending March 31, 2004 there were 39,250,000 issued and outstanding shares of the registrant’s common stock.

There is no active market for the registrant's securities.


PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

GUIDELINE CAPITAL, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
Assets
Current assets – Cash	$ 245	$ 245
Marketing rights	100,000	100,000
	$ 100,245 ========	$100,245 ======
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities - accounts payable	$ 111,142	$ 111,142
Payable to related parties	6,600	6,600
Net capital deficiency:
Common stock; $.001 par value; authorized 50,000,000 shares; issued and outstanding 39,250,000	39,250	39,250
Additional paid-in capital	53,637	53,637
Deficit accumulated during development stage	(110,384)	(110,384)
Net capital deficiency	(17,497)	(17,497)
	$ 100,245 ========	$ 100,245 =======

See accompanying notes.


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Consolidated Statement of Operations

	Three months ended March 31,
	2004	2003	Cumulative activity during development stage August 17, 2000 (inception) through March 31, 2004
Operating Expenses	$ -	$ 3,723	$ 110,384
Net loss from operations	-	(3,723)	(110,384)
Provision for income taxes	-	-	-
Net loss	$ - =======	$ (3,723) =======	$(110,384) ========
Net loss per share	$ - =======	$ (.000) =======	$ (.007) ========

See accompany notes.


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Consolidated Statement of Cash Flows

	Three months ended March 31,
	2004	2003	Cumulative activity during development stage August 17, 2000 (inception) through March 31, 2004
Cash flows from operating activities:
Net loss	$ -	$ (3,723)	$(110,384)
Adjustment to reconcile net loss to net cash used for by operating activities:
Common stock issued in exchange for services	-	-	61,250
Negative goodwill	-	-	19,000
Increase in accounts payable	-	2,361	11,142
	-	(2,361)	(18,992)
Cash flows from financing activities:
Expenses paid by stockholder	-	2,361	12,637
Advances from related parties	-	-	6,600
	245	2,361	19,237
Net increase in cash	-	-	245
Cash at beginning of period	245	-	-
Cash at end of period	$ 245 =======	$ - ======	$ 245 ======
Supplemental schedule of non-cash investing and financing activities -
Common stock exchanged for subsidiaries	$ - =======	$ - =======	$ 19,000 =======

See accompanying notes.


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements
March 31, 2004

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

Interim reporting: The Company’s year-end for accounting and tax purposes is December 31.  The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with U.S. generally accepted accounting principles pursuant to Regulation S-B of the U.S. Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Accordingly, these interim financial statements should be read in conjunction with the Company’s financial statements and related notes as contained in U.S. Securities and Exchange Commission Form 10-KSB for the year ended December 31, 2002.  In the opinion of Management, the accompanying financial statements as of March 31, 2003 and for the three and nine months ended March 31, 2003 and 2002 contain all adjustments, consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the financial statements, necessary to present fairly its financial position, results of its operations and cash flows.  The results of operations for the three and nine months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements
March 31, 2004

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

Stock options and warrants:  The Company accounts for stock based compensation to employees using the fair value method of accounting.  The Company also accounts for stock options and warrants issued to non-employees for services using the fair value method of accounting.

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

Net income (loss) per share:  Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period.  The weighted average number of shares outstanding was 39,250,000 for the three months ended March 31, 2004; 10,250,000 for the three months ended March 31, 2003; and 15,987,339 for the cumulative period from August 17, 2000 (inception) through March 31, 2004.

Reporting comprehensive income (loss): The Company reports and displays comprehensive income (loss) and its components as separate amounts in the financial statements with the same prominence as other financial statements.  Comprehensive income (loss) includes all changes in equity during the period that results from recognized transactions and other economic events other than transactions with owners.  There were no comprehensive income items to report for the three months ended March 31, 2004 and 2003 and for the cumulative period from August 17, 2000 (inception) through March 31, 2004.


GUIDELINE CAPITAL, INC.
(A Development State Enterprise)
Notes to Consolidated Financial Statements
March 31, 2004

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


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

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports.

(a)        EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to 3.1 to the Registrant's Form 10-SB Registration
3.2	Bylaws	Incorporated by reference to 3.2 to the Registrant's Form 10-SB Registration
31	Rule 15d-14(a) Certification	Attached
32	Rule 1350 Certification	Attached

REPORTS ON FORM 8-K.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

GUIDELINE CAPITAL, INC.
Dated: June 23, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

I, Ernest J. Wesson, certify that:

1.         I have reviewed this quarterly report on Form 10Q-SB of Guideline Capital, Inc;

2.         Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.         Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly  report;

4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent functions):

a)         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.         The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 23, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Ernest J. Wesson, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2004 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: June 23, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President