Form 10QSB
period 2004-06-30
GUIDELINE CAPITAL INC
filed 2004-08-16
CIK 1129930

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended – June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.  Yes X No

At the end of the quarter ending June 30, 2004 there were 39,250,000 issued and outstanding shares of the registrant’s common stock.

There is no active market for the registrant's securities.


PART I.  FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Condensed Consolidated Balance Sheet as of June 30, 2004

Condensed Consolidated Statements of Operations for the Six and Three Months
   Ended June 30, 2004 and 2003 with Cumulative Totals Since Inception

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  June 30, 2004 and 2003 with Cumulative Totals Since Inception

Notes to Condensed Consolidated Financial Statements


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

ASSET
Current Asset:
Cash and cash equivalents	$ 669

Total Current Asset	669

TOTAL ASSET	$ 669 =========

LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITY
Current Liability
Related party payable	$ 12,376

Total Current Liability	12,376

Total Liability	12,376

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.001 Par Value; 50,000,000 shares authorized
39,250,000 shares issued and outstanding	39,250
Additional paid-in capital	-
Deficit accumulated during the development stage	(50,957)

Total Stockholders' Equity (Deficit)	(11,707)

TOTAL LIABILITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 669 ========


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003

(WITH CUMULATIVE TOTALS SINCE INCEPTION)
	SIX MONTHS ENDED		THREE MONTHS ENDED

Cumulative Totals

	JUNE 30,		JUNE 30,		October 23, 2002 through
	2004	2003	2004	2003

June 30, 2004

OPERATING REVENUES
Sales	$ -	$ -	$ -	$ -	$ -

COST OF SALES	-	-	-	-	-

GROSS PROFIT (LOSS)	-	-	-	-	-

OPERATING EXPENSES
Professional fees	8,000	-	8,000	-	8,000
General and administrative expenses	3,707	10,000	3,707	10,000	31,707
Total Operating Expenses	11,707	10,000	11,707	10,000	39,707

NET LOSS PER COMMON SHARE OUTSTANDING	$ (11,707) ============	$ (10,000) ==========	$ (11,707) ==========	$ (10,000) =========	$ (39,707) ===========-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	39,250,000 ===========	21,250,000 ==========	39,250,000 ==========	21,250,000 ==========

NET LOSS PER COMMON SHARE	$ (0.0003) ============	$ (0.0005) ==========	$ (0.0003) ==========	$ (0.0005) ==========


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

Cumulative Totals

			October 23, 2002 through
	2004	2003	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (11,707)	$ (10,000)	$ (39,707)
Adjustments to reconcile net loss to net cash
used in operating activities

Common stock issued for services	-	10,000	28,000

Total adjustments	-	10,000	28,000

Net cash (used in) operating activities	(11,707)	-	(11,707)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party advances, net	12,131	-	12,376

Net cash provided by financing activities	12,131	-	12,376

NET INCREASE IN
CASH AND CASH EQUIVALENTS	424	-	669

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	245	1,000	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 669 =========	$ 1,000 ==========	$ 669 ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION

Common stock issued for services	$ - =========	$ 10,000 ==========	$ 28,000 ===========


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -        ORGANIZATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Guideline Capital, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 17, 2000. The Company is currently seeking acquisition candidates to carry out their business plan.

On June 23, 2003, the Company acquired On Guard Systems, Inc. in a reverse merger transaction. On Guard was incorporated October 23, 2002.

For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, On Guard Systems, Inc. will be treated as the continuing entity for accounting purposes.

On Guard Systems, Inc. is entering into an agreement with a third party to acquire an interest in security systems. On Guard Systems, Inc. will provide state-of-the-art commercial and industrial security systems worldwide.


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -        ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company issued 1,000,000 shares of its common stock for all of the outstanding shares of common stock of On Guard Systems, Inc. The Company recorded this transaction at par the estimated fair value of the shares at the time of the transaction. This resulted in a corresponding $1,000 adjustment to accumulated deficits during the development stage.

On July 24, 2003, the Company acquired The Arches Group, Inc. (the “Arches Group”) for 18,000,000 shares of common stock valued at $18,000 (par value), the value of the shares at the time the acquisition occurred. The Arches Group owns 49% of Mar-Paul, Inc., a company who has certain marketing rights for proprietary electric energy products. The Arches Group will perform marketing services under the license agreement.

On Guard Systems, Inc. and The Arches Group have not yet commenced operations. There are operating expenses in 2004 for the consolidated entity, but no revenues have been recorded to date.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises ”.  The Company has devoted substantially all of its efforts to acquiring their subsidiaries and have not yet commenced operations.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Guideline Capital, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at a financial institution.  The financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000.

Impairment

The Company assesses the recoverability of long-lived assets by determining whether the amortization of the asset’s balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by Management.

Revenue and Cost Recognition

The Company currently has no revenue, therefore has not established a policy of revenue recognition.

The Company records its expenditures on the accrual basis of accounting.


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income tax benefit is computed on the pretax loss based on current tax law.  Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and its financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.  No benefit is reflected for the six months ended June 30, 2004 and 2003, respectively.

Earnings (Loss) Per Share of Common Stock

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents were not included in the computation of diluted earnings per share at June 30, 2004 and 2003 when the Company reported a loss because to do so would be anti-dilutive for periods presented.  The Company has incurred losses since inception as a result of funding its research and development, including the development of its intellectual property portfolio which is key to its core products.

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30, 2004	June 30, 2003
Net Loss	($11,707)	($10,000)
Weighted-average common shares outstanding (Basic)	39,250,000	21,250,000

Weighted-average common stock equivalents:
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	39,250,000 ========	21,250,000 ========


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations.  The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations.  Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method.  Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

The Company follows Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  All intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001.  Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed, and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  The Company adopted these new standards effective August 9, 2002.

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”   (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001.  The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.”  This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale.  Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount.  This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2003, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  This statement covers restructuring type activities beginning with plans initiated after December 31, 2002.  Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146.  The adoption of SFAS No. 146 did not   impact on the Company's results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.  The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003.  Most provisions of this Statement should be applied prospectively.  The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.


 GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties.  The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions.  The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 did not   impact on the Company' results of operations or financial position.

NOTE 3-         RELATED PARTY PAYABLE

The Company from time to time will receive money from officers and directors to fund certain operating expenses of the Company. No interest is charged on these amounts, and the Company has classified these payables as current liabilities due to these liabilities being due on demand.


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4-         PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At June 30, 2004, deferred tax assets consist of the following:

                    Net operating loss carryforwards                                  $15,287
                    Less:  valuation allowance                                             (15,287)
                                                                                                        $       -0-
                                                                                                        ======

At June 30, 2004, the Company had net accumulated deficits in the approximate amount of $50,957, available to offset future taxable income through 2023.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 5-         STOCKHOLDERS’ (DEFICIT)

The Company has 50,000,000 shares of common stock authorized at June 30, 2004. The par value at June 30, 2004 is $.001.

At June 30, 2004, the Company has 39,250,000 common shares issued and outstanding.

The Company issued 1,000,000 shares of its common for all of the outstanding shares of common stock of On Guard Systems, Inc. The Company recorded this transaction at par the estimated fair value of the shares at the time of the transaction. This resulted in a corresponding $1,000 adjustment to accumulated deficits during the development stage.

The Company also issued 10,000,000 shares of common stock to a consultant for marketing services valued at $10,000, the Company’s par value since the stock has no market value at this time.


GUIDELINE CAPITAL, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-         STOCKHOLDERS’ (DEFICIT) (CONTINUED)

On July 24, 2003, the Company acquired The Arches Group, Inc. (the “Arches Group”) for 18,000,000 shares of common stock valued at $18,000 (par value), the value of the shares at the time the acquisition occurred. The Arches Group owns 49% of Mar-Paul, Inc., a company who has certain marketing rights for proprietary electric energy products. The Arches Group will perform marketing services under the license agreement.

NOTE 6-         GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, as is typical of companies going through early-stage development, the Company incurred net losses for the years ended December 31, 2003 and 2002 and for the six months ended June 30, 2004.  The Company is currently in the development stage, and there is no guarantee whether the Company will be able to generate revenue and/or raise capital to support current operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company’s capital requirements will depend on many factors including the success of the Company’s sales efforts.  The Company continues to search for acquisition candidates to fund operations.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.   Other Information.

On May 31, 2004, John Brownlee-Baker resigned as Secretary and director of the Registrant and its subsidiary, On Guard Systems, Inc., and William T. Wickett was elected as Secretary-Treasurer of the Registrant and its said subsidiary.

Item 6.   Exhibits and Reports.

(a)        EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to 3.1 to the Registrant's Form 10-SB Registration
3.2	Bylaws	Incorporated by reference to 3.2 to the Registrant's Form 10-SB Registration
31	Rule 15d-14(a) Certification	Attached
32	Rule 1350 Certification	Attached

REPORTS ON FORM 8-K.

Form 8-K filed on June 25, 2004, Item 6. Resignation of Registrant's Directors, accession number 0001117768-04-000025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

GUIDELINE CAPITAL, INC.
Dated: August 13, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

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

Dated: August 13, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Ernest J. Wesson, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2004 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Guideline Capital, Inc.

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: August 13, 2004	By: /s/ Ernest J. Wesson Ernest J. Wesson, President